Form 10-Q
period 1996-03-31
RAINFOREST CAFE INC
filed 1996-05-15
CIK 924919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 0-27366

                              RAINFOREST CAFE, INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                             41-1779527
 (State or other jurisdiction of                (IRS Employer
   incorporation or organization)             Identification No.)

                             720 South Fifth Street
                                Hopkins, MN 55343
          (Address of principal executives offices, including zip code)

                                 (612) 945-5400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES       X           NO
     ------------          ------------

Number of shares of Common Stock, $.01 par value per share outstanding as of March 31, 1996: 9,114,929


                              RAINFOREST CAFE, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                      Page number

   Item 1.  Financial Statements

            Balance Sheets as of March 31, 1996 and December 31, 1995         2

            Statements of Operations for the thirteen weeks ended
            March 31, 1996 and April 2, 1995                                  3

            Statements of Cash Flows for the thirteen weeks ended
            March 31, 1996 and April 2, 1995                                  4

            Notes to Condensed Fi nancial Statements                          5

   Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                6

PART II.          OTHER INFORMATION

  Item 1.  Legal Procedures                                                  12

  Item 2.  Exhibits and Reports on Form 8-K                                  12

  Signature Page                                                             13


                              RAINFOREST CAFE, INC.
                                 BALANCE SHEETS


                                                 March 31,         December 31,
                                                   1996                1995
                                                --------------    -------------
                                                (Unaudited)
          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                     $  83,313,163    $  16,323,178
   Accounts receivable and other                       876,455        1,447,610
   Inventories                                         961,003        1,075,857
   Preopening expenses                                 449,272          514,636
                                                 -------------    -------------
        Total current assets                        85,599,893       19,361,281

PROPERTY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, net                                20,808,353       11,847,675
                                                 -------------    -------------
                                                 $ 106,408,246    $  31,208,956
                                                 =============    =============

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                              $   3,911,690    $   3,213,330
   Accrued expenses-
     Payroll and payroll taxes                         445,718          288,758
     Other                                             298,073          368,849
                                                 -------------    -------------
        Total current liabilities                    4,655,481        3,870,937

DEFERRED RENT                                        1,003,483          982,638
                                                 -------------    -------------
        Total liabilities                            5,658,964        4,853,575
                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 50,000,000
       shares authorized; 9,114,929 and
       6,322,898 shares issued and outstanding     101,713,253       27,867,419
   Accumulated deficit                                (963,971)      (1,512,038)
                                                 -------------    -------------
        Total shareholders' equity                 100,749,282       26,355,381
                                                 -------------    -------------
                                                 $ 106,408,246    $  31,208,956
                                                 =============    =============


                              RAINFOREST CAFE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Thirteen       Thirteen
                                                    weeks          weeks
                                                    ended          ended
                                                   March 31,       April 2,
                                                     1996           1995
                                                  -----------   ------------

REVENUES:
   Restaurant sales                               $ 4,711,447    $ 1,485,454
   Retail sales                                     1,032,533        505,611
                                                  -----------    -----------
        Total revenues                              5,743,980      1,991,065
                                                  -----------    -----------

COSTS AND EXPENSES:
   Food and beverage costs                          1,224,587        495,290
   Cost of retail goods sold                          468,855        262,919
   Restaurant operating expenses                    2,373,593        845,836
   Retail operating expenses                          367,746        195,688
   Depreciation and amortization                      280,683         71,663
   Preopening amortization                            170,869           --
                                                  -----------    -----------
        Total costs and expenses                    4,886,333      1,871,396
                                                  -----------    -----------

         Restaurant and retail operating income       857,647        119,669
                                                  -----------    -----------

OTHER EXPENSES
   General, administrative and development            856,241        188,771
   Interest (income) expense, net                    (842,661)        35,781
   Interest expense - amortization
      of loan discount                                   --          176,491
                                                  -----------    -----------
        Total other expenses                           13,580        401,043
                                                  -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                     844,067       (281,374)

PROVISION FOR INCOME TAXES                            296,000           --
                                                  -----------    -----------

        Net income (loss)                         $   548,067    $  (281,374)
                                                  ===========    ===========


NET INCOME (LOSS) PER COMMON SHARE:               $      0.06    $     (0.11)
                                                  ===========    ===========


WEIGHTED AVERAGE SHARES OUTSTANDING                 9,266,200      2,590,750
                                                  ===========    ===========


                              RAINFOREST CAFE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Thirteen          Thirteen
                                                                weeks             weeks
                                                                ended             ended
                                                               March 31,         April 2,
                                                                 1996             1995
                                                             -------------   --------------
OPERATING ACTIVITIES:
  Net income (loss)                                           $    548,067    $   (281,374)
  Adjustments to reconcile net income (loss) to cash flows
   provided by (used in) operating activities-
    Depreciation and amortization                                  655,999          73,648
    Amortization of long-term debt discount                           --           176,491
    Change in operating assets and liabilities-
      Accounts receivable and other                                571,155         (16,248)
      Inventories                                                  114,854         171,999
      Preopening expenses                                          (82,533)
      Accounts payable                                             698,360        (169,063)
      Accrued expenses                                              86,184         (47,992)
                                                              ------------    ------------
        Net cash provided by (used in) operating activities      2,592,086         (92,539)
                                                              ------------    ------------

INVESTING ACTIVITIES:
  Purchases of property, equipment and leasehold
   improvements, net                                            (9,447,935)       (374,107)
                                                              ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from the issuance of debt to shareholders                  --           100,000
  Proceeds from the sale of common stock, net                   73,550,734            --
  Tax effect of stock options exercised                            259,548            --
  Proceeds from stock options exercised                             35,552            --
                                                              ------------    ------------
        Net cash provided by financing activities               73,845,834         100,000
                                                              ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   66,989,985        (366,646)

CASH AND CASH EQUIVALENTS, beginning of period                  16,323,178         465,967
                                                              ------------    ------------

CASH AND CASH EQUIVALENTS, ending of period                   $ 83,313,163    $     99,321
                                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for-
    Interest                                                  $       --
    Income taxes                                                    45,000            --




                              RAINFOREST CAFE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen weeks ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996.

(2)      COMPLETED STOCK OFFERING

In January 1996, the Company completed a secondary offering of 2,760,000 shares of common stock at an offering price of $28.50 per share, including 360,000 shares from the exercise of the Underwriters' overallotment option. The Company received net proceeds of approximately $73.6 million after the payment of approximately $5.1 million in related underwriting discount and offering costs.

(3)      INCOME (LOSS) PER COMMON STOCK

Income (loss) per common share is based on the weighted average number of common shares outstanding during each period. However, pursuant to certain rules of the Securities and Exchange Commission, the calculations for the thirteen week period ended April 2, 1995 also includes equity securities, including options and warrants, issued within one year of an initial public offering with an issue price less than the initial public offering price, even if the effect is anti-dilutive. The treasury stock approach was used in determining the dilutive effect of such issuances. Common stock equivalents (other than those issued within one year of an initial public offering with an issue price less than the initial public offering price) including options and warrants are assumed to be exercised or converted into common shares at the beginning of each period unless the aggregate effect of such inclusion is anti-dilutive. Primary and fully diluted income (loss) per share are the same.

(4)      INCOME TAXES

As of December 31, 1995, the Company had a net operating loss carryforward of approximately $350,000 which, if not used, will expire in 2009. At March 31, 1996, the net operating loss carryforward was exhausted and the Company recorded a provision for federal and state income taxes of $296,000.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was founded in February 1994 to own and operate themed restaurant/retail facilities ("Unit") under the name "Rainforest Cafe -- A Wild Place to Shop and Eat." The Company currently operates two Rainforest Cafe Units. The Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota, a suburb of Minneapolis, and was approximately 13,800 square feet with a total of 188 restaurant seats. The Company has since expanded this Unit to approximately 14,900 square feet (including an approximately 3,500 square-foot retail selling floor) and a total of 295 Restaurant seats. The Company's second Unit opened on October 20, 1995 in the Woodfield Mall in Schaumburg, Illinois, a suburb of Chicago, and is approximately 23,000 square feet (including an approximately 5,000 square-foot retail selling floor) with 425 restaurant seats. The balance of available square footage is devoted to the restaurant and ancillary support areas.

The Company had no revenues for the period from February 3, 1994 (Inception) through October 2, 1994. During this period, the Company developed the Rainforest Cafe concept and completed construction of the Mall of America Unit. The Company's policy is to capitalize costs associated with the opening of Units, including the cost of hiring and training the initial workforce, travel and other direct costs, if it is determined these costs are recoverable. These costs are then amortized over the eleven month period following the opening of a Unit beginning in the first full month of operation. The Company charged to operations all pre-opening costs for the Mall of America Unit during the period ended October 2, 1994 due to the developmental nature of this Unit. For the Woodfield Mall Unit, the Company capitalized $629,000 of pre-opening costs and is amortizing these expenses over the eleven month period beginning November 1995.

The Company is currently developing Units at Gurnee Mills, an upscale, enclosed outlet center located in Gurnee, Illinois, a suburb of Chicago; Walt Disney World in Orlando, Florida; Sawgrass Mills, an upscale, enclosed outlet center located in Fort Lauderdale, Florida; Tysons Corner Center I, an upscale shopping mall in McLean, Virginia, a suburb of Washington, D.C.; Stratosphere in Las Vegas, Nevada; and in the casino complex at the Trump Taj Mahal Casino and Hotel in Atlantic City, New Jersey. The Company intends to lease its Units and anticipates that most of its future Units will range in size from approximately 18,000 to 23,000 square feet, with between 300 and 425 restaurant seats with approximately 20-25% of square footage dedicated to retail selling floor. However, some Units may be significantly larger, such as the free-standing Walt Disney World Unit, which is expected to comprise approximately 29,000 square feet, with 550 restaurant seats; the Stratosphere Unit which is expected to comprise approximately 23,000 square feet, with 425 restaurant seats; the Trump Taj Mahal Unit, which is expected to comprise approximately 36,250 square feet, with 500 restaurant seats; and the second free standing Unit at Disney's Animal Kingdom which is expected to comprise approximately 35,000 square feet, with 500 restaurant seats. The Company believes that in periods of rapid expansion, period to period comparisons may not be meaningful.

Components of operating expenses include operating payroll and fringe benefit costs, occupancy costs, maintenance costs related to the bird habitat and aquariums, and advertising and promotion costs. The majority of these costs are variable and will increase with sales volume. Management projects that when a new Unit opens, it will incur higher than normal levels of labor and food costs as Unit personnel complete training. Management believes, however, that as new staff gain experience, hourly labor schedules over the ensuing 30-60 day period will be gradually adjusted to provide operating efficiencies similar to those at established Units. Each of the Company's current leases includes both fixed rate and percentage rent provisions.

General, administrative and development expenses include all corporate and administrative functions that serve to support existing operations and provide an infrastructure to support future growth. Management, supervisory and staff salaries, employee benefits, travel, information systems, training, rent and office supplies are major items of costs in this category.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1996, COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 2, 1995.

Results of operations for the thirteen week period ended March 31, 1996 reflect operations of the Mall of America Unit and the Woodfield Mall Unit. Results of operations for the thirteen week period ended April 2, 1995 reflect operations for the Mall of America Unit only.

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                               Thirteen Weeks Ended
                                                March 31,  April 2,
                                                  1996       1995
                                                ---------  --------
NET SALES
   Restaurant                                     82.0%     74.6%
   Retail                                         18.0      25.4
                                                ---------  --------
      Total net sales                            100.0     100.0


COSTS AND EXPENSES
   Food and beverage costs (1)                    26.0      33.3
   Cost of retail goods sold (2)                  45.4      52.0
   Restaurant operating expenses (1)              50.4      56.9
   Retail operating expenses (2)                  35.6      38.7
   Depreciation and amortization                   4.9       3.6
   Preopening amortization                         3.0        --
                                                ---------  --------
      Total costs and expenses                    85.1      94.0
                                                ---------  --------

      Restaurant and retail operating income      14.9       6.0
                                                ---------  --------

OTHER EXPENSES:
   General, administrative and development        14.9       9.5
   Interest (income) expense, net                (14.7)     10.6
                                                ---------  --------
      Total other expenses                          .2      20.1


INCOME (LOSS) BEFORE INCOME TAXES                 14.7     (14.1)
   Provision for income taxes                      5.2         --
                                                ---------  --------


NET INCOME (LOSS)                                  9.5%    (14.1)%
                                                =========  ========

(1) Percentage of restaurant sales
(2) Percentage of retail sales
====================================================
Total Net sales increased $3.7 million (188%), to $5.7 million for the thirteen week period ended March 31, 1996 from $2.0 million for the thirteen week period ended April 2, 1995. The increase in net sales is primarily due to the addition of the Woodfield Mall Unit, $3.3 million, and expansion of the Mall of America Unit restaurant seating capacity from 210 seats to 295 seats, $.4 million. For the thirteen week period ended March 31, 1996, total restaurant sales of $4.7 million consisted of $2.0 million from the Mall of America Unit and $2.7 million from the Woodfield Mall Unit. Total retail sales of $1.0 million for the same period consisted of $.4 million and $.6 million from the Mall of America and Woodfield Mall Units respectively. Retail sales decreased as a percentage of total net sales for the 1996 period compared to the 1995 period due to the increase in restaurant seating capacity and decrease in retail sales area at the Mall of America Unit and a generally weaker retail sales environment in the first calendar quarter of 1996 compared to the first calendar quarter of 1995.

Food and beverage costs were $1.2 million for the thirteen week period ended March 31, 1996 compared to $.5 million for the thirteen week period ended April 2, 1995. The increase in food and beverage costs is due to the addition of the Woodfield Mall Unit. Food and beverage costs decreased as a percentage of restaurant sales from the 1995 to the 1996 comparable thirteen week periods due to price increases at the Mall of America Unit and improvements in food preparation and purchasing efficiencies at both units.

Cost of retail goods sold was $469,000 for the thirteen week period ended March 31, 1996, compared to $263,000 for the thirteen week period ended April 2, 1995. The 78% increase was due to the addition of the Woodfield Mall Unit. Cost of retail goods sold as a percentage of retail sales decreased from the comparable thirteen week period in 1995 compared to 1996. This decrease was a result of purchase price decreases, retail price increases and higher margin product additions to the retail sales offering.

Restaurant and retail operating expenses increased 163% from $1.0 million for the thirteen week period ended April 2, 1995 to $2.7 million for the thirteen week period ended March 31, 1996. The increase in restaurant operating expenses for the thirteen week period ended April 2, 1995 compared to the thirteen week period ended March 31, 1996 is due to the addition of 85 restaurant seats at the Mall of America Unit and the addition of the Woodfield Mall Unit. The increase in retail operating expenses over the same periods are due to the addition of the Woodfield Mall Unit. Both restaurant and retail operating expenses decreased as a percentage of restaurant and retail sales respectively from the thirteen week period ended April 2, 1995 to the thirteen week period ended March 31, 1996 due to increased leverage of fixed costs and restaurant labor.

Depreciation and amortization expenses increased $209,000 from the thirteen week period ended April 2, 1995 to the thirteen week period ended March 31, 1996. Of the $209,000 increase $34,000 was due to the expansion of the number of seats at the Mall of America Unit mentioned above and $175,000 was due to the addition of the Woodfield Mall Unit. The Company also incurred $171,000 in amortization of preopening costs in the thirteen week period ended March 31, 1996 all associated with the opening of the Woodfield Mall Unit.

General, administrative and development expenses increased from $189,000 for the thirteen week period ended April 2, 1995 to $856,000 for the thirteen week period ended March 31, 1996. General, administrative and development expenses increased as a percentage of net sales for the comparable thirteen week periods as a result of the addition of senior management, corporate employees and unit management personnel in training all of whom the Company hired to execute its growth strategy for 1996 and beyond.


Interest income for the thirteen week period ended March 31, 1996, was $843,000 which was generated by investing the net proceeds from the Company's initial public offering, the exercise of its Class A Warrants and its secondary public offering. For the thirteen week period ended April 2, 1995, the Company incurred $212,000 of interest expense including amortization of loan discount totaling $176,000.

The provision for income taxes in 1996 is based upon the Company's anticipated tax rate less adjustment for approximately $350,000 in net operating loss carryforwards available at December 31, 1995. The Company did not record a provision for federal or state income taxes in 1995 due to sufficient net operating loss carryforwards to offset income tax liabilities.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital needs arise from the development and opening of new Units. Prior to the IPO, completed on April 7, 1995, the Company met its capital requirements through the private placement of debt and common stock, landlord contributions and cash flow from operations. During the period from February 3, 1994 (inception) through July 2, 1994, the Company sold 1,979,600 shares of Common Stock in private transactions resulting in net proceeds to the Company of approximately $2.0 million. The Company also received approximately $1.3 million from the issuance of promissory notes to certain of its shareholders. In addition, the Company acquired certain assets from a principal shareholder in exchange for a $370,125 promissory note.

In April 1995, the Company completed an IPO of 1,725,000 units with each unit consisting of one share of Common Stock and one Class A Warrant. The IPO resulted in net proceeds to the Company of approximately $9.0 million. Simultaneous with the IPO, approximately $1.2 million owed under the Notes was converted into 305,625 shares of Common Stock. The conversion of the Notes to equity resulted in an extraordinary charge to earnings of approximately $1.1 million for the early extinguishment of debt. In August 1995, the Company received additional net proceeds of approximately $14.2 million resulting from the exercise of its Class A Warrants, at an exercise price of $8.25 per share.

Since its IPO in April 1995 through December 31, 1995, the Company has financed its capital requirements through the proceeds from that offering, the exercise of the Class A Warrants and cash flow from operations. In January 1996, the Company issued an aggregate of 2,760,000 shares of Common Stock pursuant to a second public offering at $28.50 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses was approximately $73.6 million. At March 31, 1996, the Company had working capital of approximately $80.9 million.

The Company spent an aggregate of approximately $9.6 million in capital expenditures related to the development and opening of the Mall of America and Woodfield Mall Units and the establishment of the Company's corporate headquarters. Total expenditures required to develop the Mall of America Unit were approximately $3.3 million, including costs related to the expansions of its restaurant and net of landlord contributions. Total expenditures required to open the Woodfield Mall Unit were approximately $5.9 million, net of landlord contributions. Additionally, the Company incurred $629,000 in pre-opening costs and purchased approximately $320,000 of inventory in connection with the opening of its Woodfield Mall Unit.

Management anticipates capital expenditures of approximately $30.0 million net of landlord contributions for the remaining 39 weeks in fiscal 1996, related to the development and opening of five Units in 1996, a portion of the costs associated with the opening of Units in 1997 and capital expenditures associated with maintenance of its existing Units. The Company expects that future locations will cost between $4.0 million and $5.0 million, net of anticipated landlord contributions. In addition, the Company expects that it will incur approximately $600,000 in pre-opening costs and purchase approximately $400,000 of inventory in connection with the opening of future Units. The Company also expects to open selected, larger units, such as its planned units at Walt Disney World and the Trump Taj Mahal Casino and Hotel, which may cost significantly more.

For thirteen week period ended March 31, 1996, the Company spent an aggregate of approximately $9.2 million in capital expenditures related primarily to the development of the Gurnee Mills Unit and Walt Disney World Unit before deducting landlord contributions. The Company generated approximately $2.6 million from operating activities during the thirteen week period ended March 31, 1996.

The Company contemplates that the development and opening of each of its Units in 1996 and 1997 will be financed with the net proceeds of approximately $73.6 million from the Company's second public offering completed in January 1996, cash on hand, and cash flow from operations. In connection with the Mall of America and Woodfield Mall Units, the Company has received landlord contributions, reducing the cost of opening these Units. There can be no assurance, however, that landlord contributions will be available in the future or that the Company will be able to raise additional capital on terms satisfactory to the Company or at all. The proceeds from the second public offering, together with cash on hand and cash flow from operations, are expected to fund the Company's expansion plans through 1997. The Company may require additional equity or debt financing to continue expansion beyond 1997.

It is not anticipated that the Company's business will require substantial working capital to meet its operating requirements. Virtually all of the Company's revenues are collected in cash or pursuant to credit card processing. Food and beverage inventories and merchandise inventories are expected to increase in relation to trade accounts payable.


QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION


As a result of the substantial revenues associated with each new Unit, the timing of new Unit openings will result in significant fluctuations in quarterly results. The Units may also have higher third or fourth quarter revenues than the other two quarters as a result of seasonal traffic increases at mall locations and seasonally stronger retail sales.

The primary inflationary factors affecting the Company's operations include food and beverage and labor costs. In addition, the Company's leases require the Company to pay taxes, maintenance, repairs and utilities, and these costs are subject to inflationary increases. The Company believes low inflation rates have contributed to relatively stable costs. There is no assurance, however, that low inflation rates will continue.

PART II - OTHER INFORMATION

Item 1. Legal Procedures: None

Item 2. Exhibits and Reports on Form 8-K

         A.       Exhibits:
                  Exhibit 27 Financial Data Schedule

         B. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RAINFOREST CAFE, INC.

Date:   May 14, 1996               /s/ Martin J. O'Dowd
                                   ---------------------------------------------
                                   Martin J. O'Dowd
                                   President


Date:   May 14, 1996               /s/ Mark S. Robinow
                                   --------------------------------------------
                                   Mark S. Robinow
                                   Chief Financial Officer
                                   (Principal Financial Officer)