Form 10-Q
period 1996-06-30
RAINFOREST CAFE INC
filed 1996-08-15
CIK 924919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________


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

YES   X      NO
    -----       -----

      Number of shares of Common Stock , outstanding as of August 12, 1996:
                                   13,937,055


                              RAINFOREST CAFE, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                     Page number

          Item 1.  Financial Statements

                   Balance Sheets as of June 30, 1996 and December 31,
                   1995.....................................................2

                   Statements of Operations for the thirteen weeks
                   and twenty-six weeks ended June 30, 1996 and
                   July 2, 1995.............................................3

                   Statements of Cash Flows for the thirteen weeks
                   and twenty-six weeks ended June 30, 1996 and
                   July 2, 1995.............................................4

                   Notes to Condensed Financial
                   Statements...............................................5

          Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........6

PART II.  OTHER INFORMATION

          Item 1.  Legal
                   Procedures...............................................12

          Item 4.  Submission of Matters to a Vote of Security
                   Holders..................................................12

          Item 6.  Exhibits and Reports on Form
                   8-K......................................................12

          Signature Page....................................................13


                              RAINFOREST CAFE, INC.
                                 BALANCE SHEETS

                                                                    June 30,         December 31,
                                                                      1996              1995
                                                                 -------------      -------------
                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $  76,593,268      $  16,323,178
   Accounts receivable and other                                     2,628,811          1,447,610
   Inventories                                                       1,474,510          1,075,857
   Preopening expenses                                               1,738,755            514,636
                                                                 -------------      -------------
        Total current assets                                        82,435,344         19,361,281

PROPERTY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, net                                                32,550,872         11,847,675
                                                                 -------------      -------------
                                                                 $ 114,986,216      $  31,208,956
                                                                 =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $   7,140,322      $   3,213,330
   Accrued expenses-
     Payroll and payroll taxes                                         164,194            288,758
     Other                                                             943,181            368,849
                                                                 -------------      -------------
        Total current liabilities                                    8,247,697          3,870,937

DEFERRED RENT                                                        3,536,704            982,638
                                                                 -------------      -------------
        Total liabilities                                           11,784,401          4,853,575
                                                                 -------------      -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 50,000,000 shares authorized;
      13,934,055 and 9,484,347 shares issued and outstanding       103,332,572         27,867,419
   Accumulated deficit                                                (130,757)        (1,512,038)
                                                                 -------------      -------------
        Total shareholders' equity                                 103,201,815         26,355,381
                                                                 -------------      -------------
                                                                 $ 114,986,216      $  31,208,956
                                                                 =============      =============

                              RAINFOREST CAFE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Thirteen          Twenty-six         Thirteen         Twenty-six
                                                           weeks             weeks              weeks             weeks
                                                           ended             ended              ended             ended
                                                          June 30,          June 30,           July 2,           July 2,
                                                            1996              1996              1995               1995
                                                        ------------      ------------      ------------      ------------
REVENUES:
   Restaurant sales                                     $  5,600,594      $ 10,312,041      $  1,826,188      $  3,311,642
   Retail sales                                            1,469,787         2,502,320           676,719         1,182,330
                                                        ------------      ------------      ------------      ------------
        Total revenues                                     7,070,381        12,814,361         2,502,907         4,493,972
                                                        ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
   Food and beverage costs                                 1,399,641         2,624,228           462,814           958,104
   Cost of retail goods sold                                 668,596         1,137,451           324,211           587,130
   Restaurant operating expenses                           2,724,282         5,097,875           993,584         1,839,420
   Retail operating expenses                                 464,183           831,929           143,688           339,376
   Depreciation and amortization                             324,196           604,879            82,467           154,130
   Preopening amortization                                   170,869           341,738              --                --
                                                        ------------      ------------      ------------      ------------
        Total costs and expenses                           5,751,767        10,638,100         2,006,764         3,878,160
                                                        ------------      ------------      ------------      ------------

         Restaurant and retail operating income            1,318,614         2,176,261           496,143           615,812
                                                        ------------      ------------      ------------      ------------

OTHER EXPENSES
   General, administrative and development                 1,125,482         1,981,723           286,816           475,587
   Loss on sale of equipment                                    --                --               1,763             1,763
   Interest (income) expense, net                         (1,094,082)       (1,936,743)          (85,418)          (49,637)
   Interest expense - amortization of loan discount             --                --               9,698           186,189
                                                        ------------      ------------      ------------      ------------
        Total other expenses                                  31,400            44,980           212,859           613,902
                                                        ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                        1,287,214         2,131,281           283,284             1,910

PROVISION FOR INCOME TAXES                                   454,000           750,000              --                --
                                                        ------------      ------------      ------------      ------------

INCOME BEFORE EXTRAORDINARY ITEM                             833,214         1,381,281           283,284             1,910

EXTRAORDINARY ITEM                                              --                --           1,053,128         1,053,128
                                                        ------------      ------------      ------------      ------------

        Net income (loss)                               $    833,214      $  1,381,281      $   (769,844)     $ (1,051,218)
                                                        ============      ============      ============      ============

NET INCOME PER COMMON SHARE BEFORE
 EXTRAORDINARY ITEM                                     $       0.06      $       0.10      $       0.04      $       0.00
                                                        ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE                      $       0.06      $       0.10      $      (0.12)     $      (0.21)
                                                        ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                       14,454,956        14,026,655         6,332,844         5,086,872
                                                        ============      ============      ============      ============

                              RAINFOREST CAFE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Thirteen        Twenty-six         Thirteen          Twenty-six
                                                                    weeks            weeks              weeks             weeks
                                                                    ended            ended              ended             ended
                                                                   June 30,         June 30,           July 2,           July 2,
                                                                     1996             1996              1995              1995
                                                                ------------      ------------      -------------     -------------
OPERATING ACTIVITIES:
  Net income (loss)                                             $    833,214      $  1,381,281      $   (769,844)     $ (1,051,218)
  Adjustments to reconcile net income (loss) to cash
   flows provided by (used in) operating activities-
    Depreciation and amortization                                  3,241,995         3,897,994            84,887           158,535
    Amortization of long-term debt discount                             --                --               9,698           186,189
    Extinguishment of debt - long-term debt discount                    --                --           1,053,128         1,053,128
    Loss on sale of equipment                                           --                --               1,763             1,763
    Change in operating assets and liabilities-
      Accounts receivable and other                               (1,752,356)       (1,181,201)         (333,607)         (349,855)
      Inventories                                                   (513,507)         (398,653)         (111,491)           60,508
      Preopening expenses                                         (1,460,352)       (1,542,885)             --                --
      Accounts payable                                             3,228,632         3,926,992           695,539           526,476
      Accrued expenses                                               363,584           449,768            10,016           (37,976)
                                                                ------------      ------------      ------------      ------------
        Net cash provided by operating activities                  3,941,210         6,533,296           640,089           547,550
                                                                ------------      ------------      ------------      ------------

INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                       --                --               4,500             4,500
  Purchases of property, equipment and leasehold
   improvements, net                                             (12,280,424)      (21,728,359)       (1,273,178)       (1,647,285)
                                                                ------------      ------------      ------------      ------------
        Net cash provided by (used in) financing activities      (12,280,424)      (21,728,359)       (1,268,678)       (1,642,785)
                                                                ------------      ------------      ------------      ------------

FINANCING ACTIVITIES:
  Payments on long-term debt to stockholders                            --                --            (509,625)         (509,625)
  Proceeds from the issuance of debt to shareholders                    --                --                --             100,000
  Proceeds from the sale of common stock, net                           --          73,550,734         9,025,286         9,025,286
  Tax effect of stock options exercised                              384,500           644,048              --                --
  Proceeds from stock options exercised                              231,912           267,464              --                --
  Proceeds from warrants exercised                                 1,002,907         1,002,907              --                --
                                                                ------------      ------------      ------------      ------------
        Net cash provided by financing activities                  1,619,319        75,465,153         8,515,661         8,615,661
                                                                ------------      ------------      ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     (6,719,895)       60,270,090         7,887,072         7,520,426

CASH AND CASH EQUIVALENTS, beginning of period                    83,313,163        16,323,178            99,321           465,967
                                                                ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, ending of period                     $ 76,593,268      $ 76,593,268      $  7,986,393      $  7,986,393
                                                                ============      ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for-
    Interest                                                    $       --        $       --        $     85,922      $     85,922
    Income taxes                                                        --              45,000              --                --
  Noncash investing and financing activities-
    Conversion of debt to common stock                                  --                --             169,372           169,372


                              RAINFOREST CAFE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen weeks and twenty-six weeks ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996.

(2)      COMPLETED STOCK OFFERING AND STOCK SPLIT

In January 1996, the Company completed a secondary offering of 4,140,000 shares of common stock at an offering price of $19.00 per share, including 540,000 shares from the exercise of the Underwriters' overallotment option. The Company received net proceeds of approximately $73.6 million after the payment of approximately $5.1 million in related underwriting discount and offering costs. On May 21, 1996, the Company's Board of Directors approved a three-for-two stock split in the form of a fifty percent stock dividend. The stock split has been retroactively reflected in the accompanying disclosures and financial statements.

(3)      INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is based on the weighted average number of common shares outstanding during each period. However, pursuant to certain rules of the Securities and Exchange Commission, the calculations for the thirteen week and twenty-six week period ended July 2, 1995 also includes equity securities, including options and warrants, issued within one year of an initial public offering with an issue price less than the initial public offering price, even if the effect is anti-dilutive. The treasury stock approach was used in determining the dilutive effect of such issuances. Common stock equivalents (other than those issued within one year of an initial public offering with an issue price less than the initial public offering price) including options and warrants are assumed to be exercised or converted into common shares at the beginning of each period unless the aggregate effect of such inclusion is anti-dilutive. Primary and fully diluted income (loss) per share are the same.

(4)      INCOME TAXES

As of December 31, 1995, the Company had a net operating loss carryforward of approximately $350,000 which, if not used, would have expired in 2009. At June 30, 1996, the net operating loss carryforward was exhausted and the Company recorded a provision for federal and state income taxes of $750,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was founded in February 1994 to own and operate themed restaurant/retail facilities ("Unit") under the name "Rainforest Cafe -- A Wild Place to Shop and Eat(R)." As of June 30, 1996 the Company operated three Rainforest Cafe Units. The Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota, a suburb of Minneapolis, and was approximately 13,800 square feet with a total of 188 restaurant seats. The Company has since expanded this Unit to approximately 14,900 square feet (including an approximately 3,500 square-foot retail selling floor) and a total of 295 Restaurant seats. The Company's second Unit opened on October 20, 1995 in the Woodfield Mall in Schaumburg, Illinois, a suburb of Chicago, and is approximately 23,000 square feet (including an approximately 5,000 square-foot retail selling floor) with 425 restaurant seats. The Company's third Unit opened June 2, 1996, in the Gurnee Mills Mall in Gurnee, Illinois, a suburb of Chicago, and is approximately 19,000 square feet (including an approximate 4,500 square feet retail selling floor) with 325 restaurant seats. The balance of available square footage is devoted to the restaurant and ancillary support areas.

The Company opened its fourth Unit on July 25, 1996, at Walt Disney World Marketplace in Orlando, Florida. The Walt Disney World Unit is approximately 30,000 square feet, with approximately 6,000 square feet of retail selling floor. The financial statements for the thirteen weeks and twenty-six weeks ended June 30, 1996 do not reflect any of the operations for this Unit. On August 6, 1996 the Company announced that sales for the first ten days at the Walt Disney World Unit totaled $788,000.

The Company had no revenues for the period from February 3, 1994 (Inception) through October 2, 1994. During this period, the Company developed the Rainforest Cafe concept and completed construction of the Mall of America Unit. The Company's policy is to capitalize costs associated with the opening of Units, including the cost of hiring and training the initial workforce, travel and other direct costs, if it is determined these costs are recoverable. These costs are then amortized over the eleven month period following the opening of a Unit beginning in the first full month of operation. The Company charged to operations all pre-opening costs for the Mall of America Unit during the period ended October 2, 1994 due to the developmental nature of this Unit. For the Woodfield Mall Unit and Gurnee Mills Unit, the Company capitalized approximately $629,000 and $545,000 respectively of pre-opening costs and is amortizing these expenses over the eleven month period beginning November 1995 for the Woodfield Unit and over eleven months beginning July 1996 for the Gurnee Mills Unit.

The Company is currently developing Units at Tysons Corner Center I, in McLean, Virginia, a suburb of Washington, D.C.; Sawgrass Mills, located in Fort Lauderdale, Florida; Stratosphere in Las Vegas, Nevada; and in the casino complex at the Trump Taj Mahal Casino and Hotel in Atlantic City, New Jersey. The Company has announced plans to develop Units at Palisades Center in West Nyack, New York; Southcoast Plaza in Costa Mesa, California; The Source, a shopping mall in Westbury, Long Island, New York; at the MGM Grand Hotel and Casino in Las Vegas Nevada; Grapevine Mills, adjacent to Dallas, Texas; and at Disney's Animal Kingdom in Orlando, Florida. The Company intends to lease its Units and anticipates that most of its future Units will range in size from approximately 18,000 to 23,000 square feet, with between 300 and 425 restaurant seats with approximately 20-25% of square footage dedicated to retail selling floor. However, some Units may be significantly larger, such as the free-standing Walt Disney World Unit or the Trump Taj Mahal Unit, which is expected to comprise approximately 36,000 square feet, with 500 restaurant seats; and the second free standing Unit at Disney's Animal Kingdom which is expected to comprise approximately 35,000 square feet, with 500 restaurant seats. The Company believes that in periods of rapid expansion, period to period comparisons may not be meaningful.

The Company has entered into a joint venture and licensing agreement with the Foundation Group located in London, England to develop five Rainforest Cafe Units in the United Kingdom and Ireland over ten years. Under the agreement, the Company has agreed to provide a 20% capital contribution in return for 20% ownership in a limited liability company based in the United Kingdom, which will operate the joint venture's initial Rainforest Cafe Unit in London, England. The Company also has reached agreement in principle with Empresas de Comunicacion y Entretenimiento "ECE" to be the exclusive licensee of Rainforest Cafe Units in Mexico. Under the proposed agreement, ECE would develop seven Rainforest Cafe Units over a ten year period. The Company anticipates that Units developed by ECE would not require a capital contribution by the Company.

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

General, administrative and development expenses include all corporate and administrative functions that serve to support existing operations and provide an infrastructure to support future growth. In addition, certain expenses of recruiting and training Unit management personnel prior to meeting the criteria to be capitalized as pre-opening expenses are also included. Management, supervisory and staff salaries, employee benefits, travel, information systems, training, rent and office supplies are major items of costs in this category.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JUNE 30, 1996, COMPARED TO THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JULY 2, 1995.

Results of operations for the thirteen week and twenty-six week periods ended June 30, 1996 reflect operations of the Mall of America Unit and the Woodfield Mall Unit for the entire periods and results of operations for the Gurnee Mills Unit beginning June 2, 1996. Results of operations for the thirteen week period ended July 2, 1995 reflect operations for the Mall of America Unit only.

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                                        Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                   June 30, 1996    July 2, 1995     June 30, 1996    July 2, 1995
                                                   -------------    ------------     -------------    ------------
Net sales
   Restaurant                                           79.2   %        73.0   %          80.5  %         73.7   %
   Retail                                               20.8            27.0              19.5            26.3
                                                       -----           -----             -----           -----
      Total net sales                                  100.0           100.0             100.0           100.0


Costs and expenses
   Food and beverage costs (1)                          25.0            25.3              25.4            28.9
   Cost of retail goods sold (2)                        45.5            47.9              45.4            49.7
   Restaurant operating expenses (1)                    48.6            54.4              49.4            55.5
   Retail operating expenses (2)                        31.6            21.2              33.2            28.7
   Depreciation and amortization                         4.6             3.3               4.7             3.4
   Preopening amortization                               2.4               -               2.7               -
                                                       -----            ----             -----            ----
      Total costs and expenses                          81.4            80.2              83.0            86.3
                                                       -----            ----             -----            ----

      Restaurant and retail operating income            18.6            19.8              17.0            13.7
                                                       -----            ----             -----            ----


Other expenses:
   General, administrative and development              15.9            11.5              15.5            10.6
   Interest (income) expense, net                      (15.5)           (3.0)            (15.1)            3.1
                                                       -----            ----             -----            ----
      Total other expenses                                .4             8.5                .4            13.7


Income before income taxes and extraordinary item       18.2            11.3              16.6             0.0
   Provision for income taxes                            6.4               -               5.8               -
                                                       -----           -----             -----           -----

Income before extraordinary item                        11.8            11.3              10.8             0.0
Extraordinary item                                         -            42.1                 -            23.4
                                                       -----           -----             -----           -----
Net income (loss)                                       11.8   %       (30.8)  %          10.8  %        (23.4)  %
                                                       =====           =====             =====           =====

(1) Percentage of restaurant sales
(2) Percentage of retail sales

Total net sales increased $4.6 million (183%), to $7.1 million for the thirteen week period ended June 30, 1996 from $2.5 million for the thirteen week period ended July 2, 1995. For the twenty-six week period ended June 30, 1996 net sales increased $8.3 million (185%) to $12.8 million from $4.5 million for the twenty-six week period ended July 2, 1995. The increase in net sales for the comparative periods from 1995 to 1996 is primarily due to the following:

                                            Thirteen Week Period       Twenty-Six Week Period
                                            --------------------       ----------------------
   Woodfield Mall Unit addition                $ 3.4 million              $ 6.7 million
   Gurnee Mills Unit addition                  $  .9 million              $  .9 million
   Increase Restaurant seating capacity
        Mall of America Unit                   $  .5 million              $  .9 million

Retail sales at the Mall of America Unit decreased $.1 million and $.2 million for the thirteen and twenty-six week comparable periods respectively in 1996 compared to 1995. Retail sales decreased as a percentage of total net sales for the 1996 periods compared to the 1995 periods due in part to the increase in restaurant seating capacity and decrease in retail sales area at the Mall of America Unit.

Food and beverage costs increased 202% to $1.4 million for the thirteen weeks ended June 30, 1996, from $.5 million for the comparable period in 1995, and 174% to $2.6 million for the twenty-six period ended June 30, 1996, from $1.0 million for the comparable period in 1995. The increase in food and beverage costs for both periods are due to the addition of the Woodfield Mall and Gurnee Mills Units and the Mall of America Unit expansion. Food and beverage costs decreased as a percentage of restaurant sales from the 1995 to the 1996 comparable periods due to price increases at the Mall of America Unit and improvements in food preparation and purchasing efficiencies at all units.

Cost of retail goods sold increased 106% to $.7 million for the thirteen weeks ended June 30, 1996, from $.3 million for the comparable period in 1995 and to $1.1 million for the twenty-six week period ended June 30, 1996, from $.6 million for the comparable period in 1995. The increase for both periods was due to the addition of the Woodfield Mall and Gurnee Mills Units. Cost of retail goods sold as a percentage of retail sales decreased from the comparable periods in 1995 compared to 1996. This decrease was a result of purchase price decreases, retail price increases and higher margin product additions to the retail sales offering.

Restaurant and retail operating expenses increased 180% to $3.2 million for the thirteen weeks ended June 30, 1996, from $1.1 million for the comparable period in 1995, and 172% to $5.9 million for the twenty-six week period ended June 30, 1996, from $2.2 million for the comparable period in 1995. The increase in restaurant operating expenses for both periods is due to the addition of 85 restaurant seats at the Mall of America Unit and the addition of the Woodfield Mall and Gurnee Mills Units. The increase in retail operating expenses over the same periods are due to the addition of the Woodfield Mall and Gurnee Mills Units. Restaurant operating expenses decreased as a percentage of restaurant sales for both periods due to increased leverage of fixed costs and restaurant labor. Retail operating expenses increased as a percentage of sales for both periods due to the decrease in retail sales at the Mall of America Unit and higher fixed costs of Unit retail operations.

Depreciation and amortization expenses increased 293% to $324,000 for the thirteen weeks ended June 30, 1996, from $82,000 for the comparable period in 1995, and 292% to $605,000 for the twenty-six week period ended June 30, 1996, from $154,000 for the comparable period in 1995. The increase in depreciation and amortization expense for both periods is due to the expansion of the number of seats at the Mall of America Unit and the addition of the Woodfield Mall and Gurnee Mills Units.

General, administrative and development expenses increased from $.3 million and $.5 million for the thirteen week and twenty-six week periods in 1995 to $1.1 million and $2.0 million for the thirteen week and twenty-six week periods ended in 1996. General, administrative and development expenses increased as a percentage of net sales for both periods as a result of the addition of senior management, corporate employees and unit management personnel in training all of whom the Company hired to execute its growth strategy for 1996 and beyond.

Interest income for the thirteen week period ended June 30, 1996, was $1.1 million and $1.9 million for the twenty-six week period ended June 30, 1996. Interest income was generated by investing the net proceeds from the Company's initial public offering, the exercise of its Class A Warrants and its secondary public offering. For the twenty-six week period ended July 2, 1995, the Company incurred $137,000 of interest expense including amortization of loan discount totaling $186,000.

The provision for income taxes in 1996 is based upon the Company's anticipated tax rate less adjustment for approximately $350,000 in net operating loss carryforwards available at December 31, 1995. The Company did not record a provision for federal or state income taxes in 1995 due to sufficient net operating loss carryforwards to offset income tax liabilities.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital needs arise from the development and opening of new Units. Prior to the IPO, completed on April 7, 1995, the Company met its capital requirements through the private placement of debt and common stock, landlord contributions and cash flow from operations. During the period from February 3, 1994 (inception) through July 2, 1994, the Company sold 2,969,400 shares of Common Stock in private transactions resulting in net proceeds to the Company of approximately $2.0 million. The Company also received approximately $1.3 million from the issuance of promissory notes to certain of its shareholders. In addition, the Company acquired certain assets from a principal shareholder in exchange for a $370,125 promissory note.

In April 1995, the Company completed an IPO of 2,587,500 units with each unit consisting of one share of Common Stock and one Class A Warrant. The IPO resulted in net proceeds to the Company of approximately $9.0 million. Simultaneous with the IPO, approximately $1.2 million owed under the Notes was converted into 458,437 shares of Common Stock. The conversion of the Notes to equity resulted in an extraordinary charge to earnings of approximately $1.1 million for the early extinguishment of debt. In August 1995, the Company received additional net proceeds of approximately $14.2 million resulting from the exercise of its Class A Warrants, at an exercise price of $5.50 per share.

Since its IPO in April 1995 through December 31, 1995, the Company has financed its capital requirements through the proceeds from that offering, the exercise of the Class A Warrants and cash flow from operations. In January 1996, the Company issued an aggregate of 4,180,000 shares of Common Stock pursuant to a second public offering at $19.00 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses was approximately $73.6 million. In May of 1996 the Company received approximately $1.0 million net proceeds from the exercise of warrants at $4.80 per share issued to Underwriters of the Company's IPO. At June 30, 1996, the Company had working capital of approximately $74.2 million.

The Company spent an aggregate of approximately $13.8 million in capital expenditures related to the development and opening of the Mall of America, Woodfield Mall and Gurnee Mills Units and the establishment of the Company's corporate headquarters. Total expenditures required to develop the Mall of America Unit were approximately $3.3 million, including costs related to the expansions of its restaurant and net of landlord contributions. Total expenditures required to open the Woodfield Mall Unit and Gurnee Mills Unit were approximately $5.9 million and $4.0 million respectively, net of landlord contributions. Additionally, the Company incurred $629,000 in pre-opening costs and purchased approximately $300,000 of inventory in connection with the opening of its Woodfield Mall Unit and incurred approximately $550,000 in pre-opening costs and purchased approximately $215,000 of inventory in connection with the opening of its Gurnee Mills Unit.

Management anticipates capital expenditures of approximately $20.0 million net of landlord contributions for the remaining 26 weeks in fiscal 1996, related to the development and opening of four additional Units in 1996, a portion of the costs associated with the opening of Units in 1997 and capital expenditures associated with maintenance of its existing Units. The Company expects that future locations will cost between $4.0 million and $5.5 million, net of anticipated landlord contributions. In addition, the Company expects that it will incur approximately $600,000 in pre-opening costs and purchase approximately $300,000 of inventory in connection with the opening of future Units. The Company also expects to open selected, larger Units, such as its planned Units at Walt Disney World and the Trump Taj Mahal Casino and Hotel, which may cost significantly more.

For the twenty-six week period ended June 30, 1996, the Company spent an aggregate of approximately $21.7 million in capital expenditures related primarily to the development of the Gurnee Mills Unit and Walt Disney World Unit and Tysons Corner Unit before deducting landlord contributions. The Company generated approximately $6.5 million from operating activities during the twenty-six week period ended June 30, 1996.

The Company contemplates that the development and opening of each of its Units in 1996 and 1997 will be financed with the net proceeds of approximately $73.6 million from the Company's second public offering completed in January 1996, cash on hand, and cash flow from operations. In connection with the Mall of America, Woodfield Mall and Gurnee Mills Units, the Company has received landlord contributions, reducing the cost of opening these Units. There can be no assurance, however, that landlord contributions will be available in the future or that the Company will be able to raise additional capital on terms satisfactory to the Company or at all. The proceeds from the second public offering, together with cash on hand and cash flow from operations, are expected to fund the Company's expansion plans through 1997. The Company may require additional equity or debt financing to continue expansion beyond 1997.

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


PART II - OTHER INFORMATION

Item 1. Legal Procedures: None

Item 4. Submission of Matters to a Vote of Security Holders.

         A.       The Annual  meeting of Shareholders was held on May 21, 1996.

         B.       Matters voted upon:

                  (1)      Directors elected at meeting:

                                            AFFIRMATIVE           NEGATIVE
                                               VOTES                 VOTES          ABSTENTIONS
                                          --------------          ----------        -----------
                  David W. Anderson         12,113,633              10,388           1,548,374
                  Lyle Berman               12,113,483              10,538           1,548,374
                  Martin J. O'Dowd          12,113,130              10,890           1,548,374
                  David L. Rogers           12,110,543              13,478           1,548,374
                  Steven W. Schussler       12,106,350              17,670           1,548,374
                  Ercu Ucan                 12,110,633              13,388           1,548,374
                  Joel N. Waller            12,112,395              11,625           1,548,374

                  (2) Proposal to amend the Company's 1995 Stock Option and Compensation Plan to increase the number of shares of Common stock reserved for issuance thereunder by 750,000 shares.

                           AFFIRMATIVE VOTES         NEGATIVE VOTES             ABSTENTIONS
                           -----------------         --------------             -----------
                              7,025,795                 2,556,030               2,542,196

                  (3)      Proposal to approve the Company's 1996 Employee Stock Purchase Plan.

                           AFFIRMATIVE VOTES         NEGATIVE VOTES             ABSTENTIONS
                           -----------------         --------------             -----------
                              9,328,628                  185,471                 2,609,922


Item 6. Exhibits and Reports on Form 8-K

         A.       Exhibits: None

         B. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RAINFOREST CAFE, INC.


Date:      August 14, 1996         /s/ Martin J. O'Dowd
                                   --------------------------------------------
                                    Martin J. O'Dowd
                                   President


Date:      August 14, 1996         /s/ Mark S. Robinow
                                   --------------------------------------------
                                   Mark S. Robinow
                                   Chief Financial Officer (Principal
                                   Financial Officer)