Form 10-Q
period 1996-09-29
RAINFOREST CAFE INC
filed 1996-11-13
CIK 924919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO
                                                 ----    ----
                         COMMISSION FILE NUMBER 0-27366

                             RAINFOREST CAFE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     MINNESOTA                       41-1779527
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



                                 YES   X   NO
                                      ---     -----

     Number of shares of Common Stock , outstanding as of November 8, 1996:
                                   17,168,256

                             RAINFOREST CAFE, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                         Page number
         Item 1.  Financial Statements

                  Balance Sheets as of September 29, 1996 and December 31, 1995 ..........................  2

                  Statements of Operations for the thirteen weeks and thirty-nine weeks ended
                  September 29, 1996 and October 1, 1995 .................................................  3

                  Statements of Cash Flows for the thirty-nine weeks ended
                  September 29, 1996 and October 1, 1995 .................................................  4

                  Notes to Condensed Financial Statements ................................................  5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..........................................  7

PART II. OTHER INFORMATION

         Item 1.  Legal Procedures .......................................................................  14

         Item 4.  Submission of Matters to a Vote of Security Holders ....................................  14

         Item 6.  Exhibits and Reports on Form 8-K .......................................................  14

         Signature Page ..................................................................................  16

                            RAINFOREST CAFE, INC.
                               BALANCE SHEETS


                                                                       September 29,       December 31,
                                                                            1996               1995
                                                                       -------------       ------------
                                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $163,806,534        $16,323,178
   Accounts receivable and other                                           3,561,559          1,447,610
   Inventories                                                             2,132,212          1,075,857
   Preopening expenses                                                     1,896,985            514,636
                                                                        ------------        -----------
        Total current assets                                             171,397,290         19,361,281

PROPERTY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, net                                                      43,076,996         11,847,675
                                                                        ------------        -----------
                                                                        $214,474,286        $31,208,956
                                                                        ============        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                     $  5,162,081        $ 3,213,330
   Accrued expenses-
     Payroll and payroll taxes                                               574,884            288,758
     Other                                                                 3,040,655            368,849
                                                                        ------------        -----------
        Total current liabilities                                          8,777,620          3,870,937

DEFERRED RENT                                                              4,549,755            982,638
                                                                        ------------        -----------
        Total liabilities                                                 13,327,375          4,853,575
                                                                        ------------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 50,000,000 shares authorized;
    17,165,555 and 9,484,347 shares issued and outstanding               199,357,907         27,867,419
   Accumulated earnings (deficit)                                          1,789,004         (1,512,038)
                                                                        ------------        -----------
        Total shareholders' equity                                       201,146,911         26,355,381
                                                                        ------------        -----------
                                                                        $214,474,286        $31,208,956
                                                                        ============        ===========

                             RAINFOREST CAFE, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Thirteen      Thirteen     Thirty-nine    Thirty-nine
                                                          weeks         weeks          weeks          weeks
                                                          ended         ended          ended          ended
                                                      September 29,   October 1,   September 29,    October 1,
                                                          1996          1995           1996           1995
                                                      ------------  ------------   -------------   ------------
REVENUES:
 Restaurant sales                                       $11,325,641    $2,279,006    $21,637,682     $5,590,648
 Retail sales                                             3,642,283       848,881      6,144,603      2,031,211
 Licensing fee                                              750,000            --        750,000             --
                                                       ------------  ------------   ------------   ------------
    Total revenues                                       15,717,924     3,127,887     28,532,285      7,621,859
                                                       ------------  ------------   ------------   ------------

COSTS AND EXPENSES:
 Food and beverage costs                                  2,864,353       599,601      5,488,581      1,557,705
 Cost of retail goods sold                                1,702,268       384,184      2,839,719        971,314
 Restaurant operating expenses                            5,502,470     1,091,332     10,600,345      2,930,752
 Retail operating expenses                                1,127,569       209,580      1,959,498        548,956
 Depreciation and amortization                              591,210        92,619      1,196,089        246,749
 Preopening amortization                                    554,385            --        896,123             --
                                                       ------------  ------------   ------------   ------------
    Total costs and expenses                             12,342,255     2,377,316     22,980,355      6,255,476
                                                       ------------  ------------   ------------   ------------

    Income from unit operations and licensing             3,375,669       750,571      5,551,930      1,366,383
                                                       ------------  ------------   ------------   ------------

OTHER EXPENSES
 General, administrative and development                  1,253,625       390,960      3,235,348        866,547
 Loss on disposal of equipment                              180,699        25,607        180,699         27,370
 Interest (income) expense, net                          (1,075,416)     (201,372)    (3,012,159)      (251,009)
 Interest expense - amortization of loan discount                --            --             --        186,189
                                                       ------------  ------------   ------------   ------------
    Total other expenses                                    358,908       215,195        403,888        829,097
                                                       ------------  ------------   ------------   ------------

INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                       3,016,761       535,376      5,148,042        537,286

PROVISION FOR INCOME TAXES                                1,093,000            --      1,843,000             --

INCOME BEFORE EXTRAORDINARY ITEM                          1,923,761       535,376      3,305,042        537,286
                                                       ------------  ------------   ------------   ------------

EXTRAORDINARY ITEM                                               --            --             --      1,053,128

        Net income (loss)                               $ 1,923,761    $  535,376    $ 3,305,042      ($515,842)
                                                      =============    ==========    ===========   ============
NET INCOME PER COMMON SHARE BEFORE
 EXTRAORDINARY ITEM                                     $      0.13    $     0.06    $      0.23          $0.09
                                                      =============    ==========    ===========   ============

NET INCOME (LOSS) PER COMMON SHARE                      $      0.13    $     0.06    $      0.23         ($0.08)
                                                      =============    ==========    ===========   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                      14,819,665     8,508,470     14,391,307      6,242,480
                                                      =============    ==========    ===========   ============

                             RAINFOREST CAFE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Thirty-nine           Thirty-nine
                                                          weeks                 weeks
                                                          ended                 ended
                                                      September 29,           October 1,
                                                           1996                  1995
                                                      -------------          -----------
OPERATING ACTIVITIES:
  Net income (loss)                                    $  3,305,042          $  (515,842)
  Adjustments to reconcile net income (loss) to cash
   flows provided by (used in) operating activities-
    Depreciation and amortization                         2,831,872              263,284
    Amortization of long-term debt discount                      --              186,189
    Extinguishment of debt - long-term debt discount             --            1,053,128
    Loss on disposal of equipment                          (180,699)              27,370
    Change in operating assets and liabilities-
      Accounts receivable and other                      (1,591,282)            (388,110)
      Inventories                                        (1,056,355)            (105,109)
      Preopening expenses                                (2,255,500)                  --
      Accounts payable                                    1,944,751            1,083,781
      Accrued expenses                                    3,568,015              (90,880)
                                                       ------------          -----------
        Net cash provided by operating activities         6,565,844            1,513,811
                                                       ------------          -----------

INVESTING ACTIVITIES:
  Purchases of property, equipment and leasehold
   improvements, net                                    (32,712,893)          (7,047,938)
                                                       ------------          -----------
        Net cash (used in) investing activities         (32,712,893)          (7,047,938)
                                                       ------------          -----------

FINANCING ACTIVITIES:
  Payments on long-term debt to stockholders                     --             (509,625)
  Proceeds from the issuance of debt to shareholders             --              100,000
  Proceeds from the sale of common stock, net           169,550,734            9,025,286
  Proceeds from stock options exercised                     269,164                   --
  Proceeds from warrants exercised                        1,060,507           14,198,083
  Tenant allowances collected                             2,750,000
                                                       ------------          -----------
        Net cash provided by financing activities       173,630,405           22,813,744
                                                       ------------          -----------

INCREASE IN CASH AND CASH
  EQUIVALENTS                                           147,483,356           17,279,617

CASH AND CASH EQUIVALENTS, beginning of period           16,323,178              465,967
                                                       ------------          -----------

CASH AND CASH EQUIVALENTS, ending of period            $163,806,534          $17,745,584
                                                       ============          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for-
    Interest                                           $         --          $    85,922
    Income taxes                                             45,000                   --
  Noncash investing and financing activities-
    Conversion of debt to common stock                           --              169,372

                             RAINFOREST CAFE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1996
                                  (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen weeks and thirty-nine weeks ended September 29, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996.

(2) COMPLETED STOCK OFFERINGS AND STOCK SPLIT

In January 1996, the Company completed a follow-on public offering of 4,140,000 shares of common stock at an offering price of $19.00 per share, including 540,000 shares from the exercise of the Underwriters' overallotment option.
The Company received net proceeds of approximately $73.6 million after the payment of approximately $5.1 million in related underwriting discount and offering costs. On May 21, 1996, the Company's Board of Directors approved a three-for-two stock split in the form of a fifty percent stock dividend. The stock split has been retroactively reflected in the accompanying financial statements and disclosures. In September 1996, the Company completed a second follow-on public offering of 3,450,000 shares of common stock at an offering price of $31.50 per share, including 450,000 shares from the exercise of the Underwriters' overallotment option. Of the 3,450,000 shares sold, 3,225,000 shares and 225,000 shares were sold by the Company and selling shareholders, respectively. The Company received net proceeds of approximately $96.0 million after the payment of approximately $5.6 million in related underwriting discount and offering costs.

(3) INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is based on the weighted average number of common shares outstanding during each period. However, pursuant to certain rules of the Securities and Exchange Commission, the calculations for the thirteen week and thirty-nine week period ended October 1, 1995 also include equity securities, including options and warrants, issued within one year of an initial public offering with an issue price less than the initial public offering price, even if the effect is anti-dilutive. The treasury stock approach was used in determining the dilutive effect of such issuances. Common stock equivalents (other than those issued within one year of an initial public offering with an issue price less than the initial public offering price), including options and warrants, are assumed to be exercised or converted into common shares at the beginning of each period unless the aggregate effect of such inclusion is anti-dilutive. Primary and fully diluted income (loss) per share are the same.

(4) INCOME TAXES

As of December 31, 1995, the Company had a net operating loss carryforward of approximately $350,000 which, if not used, would have expired in 2009. At September 29, 1996, the net operating loss carryforward was exhausted and the Company recorded a provision for federal and state income taxes of $1,843,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was founded in February 1994 to own and operate themed restaurant/retail facilities ("Unit") under the name "Rainforest Cafe -- A Wild Place to Shop and Eat." As of September 29, 1996, the Company operated four Units. The Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota. The Company's second Unit opened on October 20, 1995 in the Woodfield Mall in Schaumburg, Illinois, a suburb of Chicago. The Company's third Unit opened June 2, 1996, in the Gurnee Mills Mall in Gurnee, Illinois, a suburb of Chicago.

The Company opened its fourth and largest Unit on July 25, 1996, at Walt Disney World Marketplace near Orlando, Florida. The Walt Disney World Marketplace Unit is approximately 30,000 square feet, which includes approximately 6,000 square feet of retail selling space. The Walt Disney World Marketplace Unit had revenues for the nine and one half weeks ended September 29, 1996 of $5.3 million, which is not necessarily indicative of the results that would actually occur for a full fiscal year of operations. The Company opened its fifth unit on October 3,1996, at Tysons Corner Center I, in McLean Virginia, a suburb of Washington, D.C.. The financial data for the thirty-nine weeks ended September 29, 1996 does not reflect any of the operations for this Unit.

The Company presently plans to develop one additional Unit in 1996, seven Units in 1997 and six Units in 1998. Because the Company anticipates rapid expansion, period to period comparisons may not be meaningful. The Company intends to lease its Units and anticipates that most of its future Units will range in size from approximately 18,000 to 23,000 square feet, with between 300 and 425 restaurant seats and approximately 20-25% of square footage dedicated to retail selling space. However, some Units may be significantly larger, such as the free-standing Walt Disney World Marketplace Unit, the Trump Taj Mahal Unit, and the free-standing Disney's Animal Kingdom Unit, which are expected to comprise approximately 30,000 to 36,000 square feet and have approximately 500 restaurant seats.

In September 1996, the Company entered into an exclusive license agreement with Empresas de Comunicacion y Entretenimiento ("ECE"), a Mexican based owner and operator of seven Hard Rock Cafes, three Planet Hollywoods and an Official All-Star Cafe in Mexico, under which ECE will develop seven Rainforest Cafes in Mexico over a ten year period. Pursuant to this agreement, the Company recorded a non-refundable licensing fee of $750,000 during the thirteen-week period ended September 29, 1996. Under the terms of the agreement the Company will receive per Unit development and licensing fees of $100,000 and royalties of six percent of food and beverage sales and ten percent of merchandise sales. The Company anticipates that the first Unit will be in Cancun in the second quarter of 1997. In October 1996, the Company completed an exclusive license agreement with Glendola Leisure, Ltd., ("Glendola") a wholly-owned subsidiary of the Foundation Group, a London-based hotel and restaurant operator, under which Glendola will develop five Rainforest Cafes in the United Kingdom and Ireland over a ten year period. Pursuant to this agreement, the Company will have the option to purchase up to 20% of the equity interest in any Unit developed by Glendola. The Company will receive per Unit development fees of $100,000 and will receive royalties of approximately five percent of gross sales. The Company anticipates that the first Rainforest Cafe to be opened under this joint venture will be in London during the third quarter of 1997.

Components of operating expenses include operating payroll and fringe benefits costs, occupancy costs, maintenance costs related to the bird habitat and aquariums, and advertising and promotion costs. The majority of these costs are variable and will increase with sales volume. Management projects that when a new Unit opens, it will incur higher than normal levels of labor and food costs as Unit personnel complete training. Management believes, however, that as new staff gain experience, hourly labor schedules over the ensuring 30-60 day period will be gradually adjusted to provide operating efficiencies similar to those at established Units. Each of the Company's current leases includes both fixed rate and percentage rent provisions.

The Company's policy is to capitalize costs associated with the opening of Units, including the cost of hiring and training the initial workforce, travel and other direct costs, if it is determined these costs are recoverable. These costs are then amortized over the eleven month period following the opening of a Unit beginning the first full month of operation. The Company charged to operations all pre-opening costs for the Mall of America Unit during the period ended October 2, 1994 due to the developmental nature of this Unit. For the Woodfield Mall Unit, Gurnee Mills Unit and Walt Disney World Marketplace Unit, the Company capitalized approximately $630,000, $550,000 and $1,200,000 respectively of pre-opening costs and is amortizing these expenses over the eleven month period beginning November 1995 for the Woodfield Unit, over the eleven month period beginning July 1996 for the Gurnee Mills Unit and over the eleven month period beginning August 1996 for the Walt Disney World Marketplace Unit.

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

The Company uses a 52 or 53 week fiscal year ending on the Sunday nearest December 31.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financial sources and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, including delays in opening new Units, acceptance of the Rainforest Cafe concept, the quality of the Company's restaurant and retail operations, dependence on discretionary consumer spending, the Company's failure to defend its intellectual property rights, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:


                                                Thirteen Weeks Ended                       Thirty-Nine Weeks Ended
                                                --------------------                       -----------------------
                                       September 29, 1996  October 1, 1995         September  29, 1996  October 1, 1995
                                       ------------------  ---------------         -------------------  ---------------
Revenues
  Restaurant sales                                72.1%        72.9%                          75.8%        73.4%
  Retail sales                                    23.2         27.1                           21.6         26.6
  Licensing fee                                    4.7            -                            2.6            -
                                                 -----        -----                          -----        -----
    Total revenues                               100.0        100.0                          100.0        100.0
Costs and expenses
  Food and beverage costs (1)                     25.3         26.3                           25.4         27.9
  Cost of retail goods sold (2)                   46.7         45.3                           46.2         47.8
  Restaurant operating expenses (1)               48.6         47.9                           49.0         52.4
  Retail operating expenses (2)                   31.0         24.7                           31.9         27.0
  Depreciation and amortization (3)                3.9          3.0                            4.3          3.2
  Preopening amortization (3)                      3.7            -                            3.2            -
                                                 -----        -----                          -----        -----
    Total costs and expenses (3)                  82.5         76.0                           82.7         82.1
                                                 -----        -----                          -----        -----
    Income from unit operations & licensing       21.5         24.0                           19.5         17.9
                                                 -----        -----                          -----        -----
Other expenses:
  General, administrative and development          8.0         12.5                           11.4         11.4
  Loss on disposal of equipment                    1.1          0.8                            0.6          0.4
  Interest (income) expense, net                  (6.8)        (6.4)                         (10.6)        (0.9)
                                                 -----        -----                          -----        -----
    Total other expenses                           2.3          6.9                            1.4         10.9
Income before income taxes and extraordinary
  item                                            19.2         17.1                           18.1          7.0
Provision for income taxes                         7.0            -                            6.6            -
                                                 -----        -----                          -----        -----
Income before extraordinary item                  12.2         17.1                           11.6          7.0
Extraordinary item                                   -            -                              -         13.8
Net income (loss)                                 12.2%        17.1%                          11.6%        (6.8)%
                                                 =====        =====                          =====        =====

(1) Percentage of restaurant sales
(2) Percentage of retail sales
(3) Percentage of unit sales


THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996, COMPARED TO THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 1, 1995.

Results of operations for the thirteen week and thirty-nine week periods ended October 1, 1995 (the "1995 Periods") reflect operations of the Mall of America Unit only while results of operations for the thirteen week and thirty-nine week periods ended September 29, 1996 (the "1996 periods") reflect the operations of the Mall of America Unit and the Woodfield Mall Unit for the entire 1996 Periods and results of operations for the Gurnee Mills Unit beginning June 2, 1996, and results of operations for the Walt Disney World Marketplace Unit beginning July 25, 1996.

Total revenues increased 402% to $15.7 million for the thirteen week period ended September 29, 1996, from $3.1 million for the comparable 1995 period.
The increase in revenues was primarily due to the addition of the Woodfield Mall Unit ($3.7 million), the addition of the Gurnee Mills Unit ($2.7 million), the addition of the Walt Disney World Marketplace Unit ($5.3 million) and the $750,000 licensing fee.

For the thirty-nine week period ended September 29, 1996, total revenues increased 274% to $28.5 million from $7.6 million for the comparable period in 1995. The increase in revenues was primarily due to the addition of the Woodfield Mall Unit ($10.4 million), the addition of the Gurnee Mills Unit ($3.6 million), the addition of the Walt Disney World Marketplace Unit ($5.3 million), the addition of 85 restaurant seats at the Mall of America Unit ($1.1 million) and the $750,000 licensing fee. The increase was offset by a decrease in retail sales at the Mall of America Unit of approximately $300,000. Retail sales decreased as a percentage of the total revenues from 26.6% for the thirty-nine week period in 1995 to 21.6% of total revenues for the thirty-nine week period in 1996. The decrease in the percentage of retail sales for the thirty-nine week period in 1995 compared to the thirty-nine week period in 1996 is primarily due to the increase in restaurant seating and the decrease in retail sales at the Mall of America Unit, the addition of the Woodfield Mall Unit and the Gurnee Mills Units where retail sales as a percentage of total sales were 20.6% and 19.0% respectively, and the licensing fee. The decrease in the percentage of retail sales was offset by the Walt Disney World Marketplace Unit, which had retail sales of 30.0% of total sales.

Food and beverage costs increased 378% to $2.9 million and 252% to $5.5 million for the comparable thirteen week and thirty-nine week periods respectively in 1996 compared to 1995. The increase in food and beverage costs was due to primarily Unit expansion. Food and beverage costs decreased as a percentage of restaurant sales in the 1996 Periods compared to the 1995 Periods due to improvements in food preparation and purchasing efficiencies. A portion of the improvement in the comparable thirty-nine week periods is also due to menu price increases initiated in August 1995 at the Mall of America Unit.

Cost of retail goods sold increased 343% to $1.7 million and 192% to $2.8 million for the comparable thirteen week and thirty-nine week periods respectively in 1996 compared to 1995. The increase in cost of retail goods sold was due to unit expansion. Cost of retail goods sold as a percentage of retail sales increased from 45.3% to 46.7% for the thirteen week period in 1995 and 1996 respectively. The increase as a percentage of retail sales was primarily due to increased promotional discounts and freight costs and partially offset by purchase price decreases in the 1996 thirteen week period compared to the same period in 1995. Cost of retail goods sold as a percentage of retail sales decreased from 47.8% to 46.2% for the thirty-nine week period in 1995 and 1996 respectively. The decrease as a percentage of retail sales was primarily due to purchase price decreases, retail price increases and higher margin product additions to the retail product line.

Restaurant and retail operating expenses increased 410% to $6.6 million and 261% to $12.6 million for the comparable thirteen week and thirty-nine week periods respectively in 1996 compared to 1995. The increase in restaurant and retail operating expenses was primarily due to Unit expansion. For the thirteen week period in 1996 compared to 1995, restaurant operating expenses as a percentage of restaurant sales increased from 47.9% in 1995 to 48.6% in 1996 and retail operating expenses as a percentage of retail sales increased from 24.7% in 1995 to 31.0% in 1996. Restaurant and retail operating expenses increased as a percentage of sales due to occupancy costs which are a higher percentage of sales at the Walt Disney World Marketplace Unit compared to the Company's other existing Units. The Company introduced new retail packaging materials in August 1996 which adversely affected retail operating expenses in the third fiscal quarter of 1996. For the thirty-nine week period in 1996 compared to 1995, restaurant operating expenses as a percentage of restaurant sales decreased from 52.4% in 1995 to 49.0% in 1996 and retail operating expenses as a percentage of retail sales increased from 27.0% in 1995 to 31.9% in 1996. Restaurant operating expenses decreased as a percentage of restaurant sales due to increased leverage of fixed costs and restaurant labor. Retail operating expenses increased as a percentage of retail sales due to the decrease in retail sales at the Mall of America Unit, increased retail sales floor coverage and higher fixed costs of Unit retail operations.

Depreciation and amortization expenses increased 538% to $591,000 and 385% to $1.2 million for the thirteen week and thirty-nine week periods respectively, in 1996 compared to 1995. The increase in depreciation and amortization expense was due to the Mall of America Unit expansion and the additional Units added since October 1, 1995.

General, administrative and development expenses increased 221% to $1.3 million and 273% to $3.2 million for the thirteen week and thirty-nine week periods respectively in 1996 compared to 1995. The increase in general, administrative and development expenses in the 1996 Periods compared to the 1995 Periods was due to expenses associated with negotiating and executing the Company's foreign licensing agreements and the addition of senior management, corporate employees and Unit management personnel in training, all of whom the Company hired to execute its growth strategy for the remainder of 1996 and beyond.

The loss on disposal of equipment of $181,000 or 1.1% of total revenues incurred during the thirteen week period ended September 29, 1996, was primarily due to the upgrade of restaurant and retail point of sale computer systems at the Mall of America and Woodfield Mall Units.

Interest income of $1.1 million and $3.0 million for the thirteen week and thirty-nine week periods respectively in 1996 was generated primarily by investing the proceeds from the Company's follow-on public offering completed in January 1996. Interest income of $201,000 and $251,000 for the thirteen week and thirty-nine week periods respectively in 1995 was generated primarily by investing the proceeds from the exercise of the Class A Warrants issued as part of the Company's initial public offering. During the thirty-nine week period ended October 1, 1995, the Company recorded $186,000 in interest expense due to amortization of loan discount.

The provision for income taxes in the 1996 Periods is based upon the Company's anticipated tax rate, including benefits for approximately $350,000 in net operating loss carryforwards. The Company did not record a provision for federal or state income taxes in 1995 because net operating loss carryforwards were used to offset income tax liabilities.


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

In April 1995, the Company completed an initial public offering (the IPO) of 2,587,500 units with each unit consisting of one share of Common Stock and one Class A Warrant. The IPO resulted in net proceeds to the Company of approximately $9.0 million. Simultaneous with the IPO, approximately $1.2 million owed under the Notes was converted into 458,437 shares of Common Stock. The conversion of the Notes to equity resulted in an extraordinary charge to earnings of approximately $1.1 million for the early extinguishment of debt. In

August 1995, the Company received additional net proceeds of approximately $14.2 million resulting from the exercise of its Class A Warrants, at an exercise price of $5.50 per share.

From its IPO in April 1995 through December 31, 1995, the Company financed its capital requirements through the proceeds from that offering, the exercise of
the Class A Warrants and cash flow from operations.   In January 1996, the
Company issued an aggregate of 4,140,000 shares of Common Stock pursuant to a follow-on public offering at $19.00 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses was approximately $73.6 million. In May 1996, the Company received approximately $1.0 million net proceeds from the exercise of warrants at $4.80 per share issued to Underwriters of the Company's IPO. In September 1996, the Company issued an aggregate of 3,225,000 shares of Common Stock pursuant to a second follow-on public offering at $31.50 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses, were approximately $96.0 million. On September 29, 1996 the Company had working capital of approximately $162.6 million.

During the thirty-nine week period ended September 29, 1996, the Company generated $6.6 million in cash flow from operating activities compared to $1.5 million in cash flow from operating activities for the thirty-nine weeks ended October 1, 1995. The Company believes that it will continue to generate cash from operating activities which will be utilized for future development and working capital purposes.

The Company's total expenditures required to develop the Mall of America Unit were approximately $4.0 million, including costs related to the expansions of its restaurant and net of landlord contributions of approximately $500,000. Total expenditures required to open the Woodfield Mall Unit, the Gurnee Mills Unit, and the Walt Disney World Marketplace Unit were approximately $5.7 million, $3.7 million and $11.5 million, respectively, net of landlord contributions of approximately $1.0 million, $2.75 million and $1.5 million, respectively. Additionally, the Company incurred $630,000 in pre-opening costs and purchased approximately $320,000 of inventory in connection with the opening of its Woodfield Mall Unit, incurred approximately $550,000 in pre-opening costs and purchased approximately $300,000 of inventory in connection with the opening of its Gurnee Mills Unit and incurred approximately $1.2 million in pre-opening costs and purchased approximately $600,000 of inventory in connection with the opening of its Walt Disney World Marketplace Unit.

In addition to the expenditures related to the development of the Gurnee Mills and Walt Disney World Marketplace Units the Company spent approximately $11.2 million during the thirty-nine weeks ended September 29, 1996, related to the Tysons Corner Center I Unit, the Sawgrass Mills Unit and other Units currently in development, before deducting landlord contributions.

Management anticipates capital expenditures of approximately $8.0 million net of landlord contributions for the remaining thirteen weeks in fiscal 1996, related to the completion and opening of two Units in 1996, a portion of the costs associated with the opening of Units in 1997 and capital expenditures associated with maintenance of its existing Units and corporate office expansion. The Company expects that future locations will cost between $4.0 million and $6.0 million, net of anticipated landlord contributions. In addition, the Company expects that it will incur approximately $600,000 in pre-opening costs and purchase approximately $400,000 of inventory in connection with the opening of future Units. The Company also expects to open selected, larger Units, such as its planned Units at Trump Taj Mahal Casino, the MGM Grand Hotel and Casino and Disney's Animal Kingdom, which may cost significantly more. In connection with the construction of existing Units, the Company has received landlord contributions, reducing the cost of opening these Units. There can be no assurance, however, that landlord contributions will be available in the future or that the Company will be able to raise additional capital on terms satisfactory to the Company or at all.

The Company contemplates that the development and opening of each of its Units in 1996 through 1998 will be financed with existing cash on hand and cash flow from operations. The Company may require additional equity or debt financing for expansion beyond 1998.

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


QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

As a result of the substantial revenues associated with each new Unit, the timing of new Unit openings will result in significant fluctuations in quarterly results. The mall-based Units may also have higher third or fourth quarter revenues than the other two quarters as a result of seasonal traffic increases at mall locations and seasonally stronger retail sales. Units at entertainment centers or Disney theme parks may slow fluctuations in accordance with any overall seasonality at these locations.

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

PART II - OTHER INFORMATION

Item 1. Legal Procedures: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibits:

     Exhibit 11 - Statement regarding computation of earnings per share.

     Exhibit 27 - Financial data schedule (only submitted electronically to the
                  Securities Exchange Commission for EDGAR information purposes).

     B. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          RAINFOREST CAFE, INC.



Date:  November 13, 1996                  /s/ Martin J. O'Dowd
                                 -------------------------------------------
                                            Martin J. O'Dowd
                                                President



Date:  November 13, 1996                   /s/ Mark S. Robinow
                                 -------------------------------------------
                                             Mark S. Robinow
                                        Chief Financial Officer
                                     (Principal Financial Officer)