Form 10-K
period 1996-12-29
RAINFOREST CAFE INC
filed 1997-03-31
CIK 924919

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                          ---------------------------
                                   FORM 10-K
                          ---------------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM
                      TO
         ------------    -----------

                          Commission File No. 0-27366

                             RAINFOREST CAFE, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                            41-1779527
            ---------                                            ----------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

         720 SOUTH FIFTH STREET
           HOPKINS, MINNESOTA                                       55343
           ------------------                                       -----
(Address of principal executive offices)                          (Zip Code)

                                 (612) 945-5400
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                   ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 24, 1997, 17,265,889 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on March 24, 1997, was $316,266,374. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART II and IV - Portions of the Registrant's Annual Report to Shareholders for the year ended December 29, 1996, are incorporated by reference into Items 5 through 8, inclusive.

PART III - Portions of the Registrant's definitive proxy statement in connection with the annual meeting of the shareholders to be held on May 22, 1997, are incorporated by reference into Items 10 through 13, inclusive.

================================================================================

ITEM 1.  BUSINESS

         The Company owns and operates six large, high volume, themed restaurant/retail facilities under the name "Rainforest Cafe -- A Wild Place to Shop and Eat." The Company's Units are designed to provide a visually and audibly stimulating and entertaining rainforest environment that appeals to a broad range of customers of all ages. Each Rainforest Cafe consists of a Restaurant and a Retail Village. The Restaurant provides an attractive value to customers by offering a full menu of high quality food and beverage items, generous portions and excellent service in a unique and exciting environment. The Retail Village features apparel, toys and gifts with the Rainforest Cafe logo and eight proprietary Animal Characters, and other items reflecting the rainforest theme.

THE RAINFOREST CONCEPT AND STRATEGY

         The Company seeks to differentiate itself by providing high quality, freshly prepared food and proprietary retail merchandise in a themed environment. The key factors of the Company's market positioning and operating strategy are as follows:

         Distinctive Concept. The Company's rainforest theme is promoted by a simulated unique rainforest environment throughout the Unit. Each Rainforest Cafe features a visually and audibly exciting environment that includes a variety of live tropical birds, exotic saltwater fish in large custom-designed aquariums, animated robotic animals and sculpted banyan trees that create a canopy of foliage. The dynamic rainforest atmosphere is further enhanced by simulated thunder and lightning storms, tropical rain showers, waterfalls, mists that emanate from extensive rock formations, and specially-developed aromatic scents. This entertaining rainforest environment makes each Rainforest Cafe "A Wild Place to Shop and Eat."

         Broad-Based Appeal. Management believes that the Company's Rainforest Cafe concept has broader appeal than other theme-based restaurant concepts because it attracts customers of all ages. The Company's distinctive concept, combined with high quality food and retail merchandise, make the Rainforest Cafe appealing to children, teenagers, adults, and senior citizens.

         High Profile Unit Locations. In order to take maximum advantage of the Company's broad-based appeal, the Company believes that the placement of its Units in high profile, heavy-traffic locations is critical to its success. By being in such locations, the Company believes its Units appeal to both destination customers as well as passers-by who are drawn to its visually and audibly exciting environment. The Company believes that its format, as developed at its existing Units, can be utilized in multiple high traffic locations with favorable demographics such as shopping malls, entertainment centers and Disney theme parks.

         High Quality Food. The Restaurant provides an attractive value to customers by offering a moderately-priced, full menu of high quality food and beverage items served in generous portions in a distinctive environment. The Restaurant features a wide variety of appetizers, pastas, sandwiches, salads, pizzas, burgers and full-platter entrees, presented in a visually appealing manner. Menu items are prepared on-site using fresh, high quality ingredients. Lunch and dinner entrees range in price from $7.95 to $15.95 and the average guest check was approximately $13.00 at the end of the fiscal year ended December 29, 1996. Management believes that its high quality food contributes to a significant level of repeat business.

         Commitment to Retail and Building Brand Awareness. In order to enter the Restaurant, all customers must pass through the Unit's Retail Village. The Retail Village offers over 3,000 SKUs which includes apparel, toys and gifts with the Rainforest Cafe logo and other items suggesting the rainforest theme. The Company has also developed eight proprietary Animal Characters, each with a distinct personality, as an additional method of merchandising its retail products. The Company intends to utilize each Animal Character for clothing, toys and gifts. By offering items featuring the Rainforest Cafe logo and Animal Characters, the Company believes it is building "brand equity" in the Rainforest Cafe name that will allow it to attract more customers and to enhance its competitive retail position. The Company plans to introduce future products such as story books and games which are intended to further enhance the value of the Company's proprietary animal characters. The Retail Village is also intended to be educational, with displays of live exotic tropical birds and fish and an animated talking tree that gives environmental messages.

         Focus on Customer Satisfaction. The Company is committed to staffing each Unit with an experienced management team and providing its customers with prompt, friendly and efficient service. A customer's experience is also enhanced by the attitude and attention of Unit personnel, including "tour guides" (greeters), "safari guides" (food servers), "navigators" (bartenders), "pathfinders" (retail staff) and tropical bird curators. The Company recognizes that, in order to maintain a high level of repeat customers and to attract new business through word of mouth, it must provide superior customer service.

         Commitment to Attracting and Retaining Quality Employees. By providing extensive training and attractive compensation, the Company fosters a strong corporate culture and encourages a sense of personal commitment from its employees. The Company believes its compensation structure and positive corporate culture enable it to attract and maintain quality employees. The Company believes that Unit management is important for the profitability of each Rainforest Cafe and accordingly, places particular emphasis on recruiting Unit-level Directors of Operations that have significant restaurant and management experience. The Company anticipates that, prior to opening a Unit, a Director of Operations will have been trained at one or more Rainforest Cafes for four to six months.

UNIT ECONOMICS

         To date, with the exception of the Company's Walt Disney World Marketplace Unit, Units have ranged from between 15,000 to 23,000 square feet and cost between $4.0 and $6.0 million, net of landlord contributions of approximately $1.0 million, to develop. Such existing Units have had pre-opening costs ranging from $550,000 to $650,000. The 30,000 square foot Walt Disney World Marketplace Unit was developed at cost of approximately $11.2 million, net of landlord contributions. In addition, the Company incurred approximately $1.2 million in pre-opening costs and purchased approximately $600,000 in inventory in connection with such Unit.

         The Company expects that most of its future Units will be between 16,000 and 23,000 square feet and cost between $4.0 and $6.0 million, net of anticipated landlord contributions. Anticipated landlord contributions would likely consist of allowances for leasehold improvements and/or rental abatement or similar concessions from the landlord. The Company expects that pre-opening and inventory costs at its future locations will be approximately $650,000 and $400,000, respectively. The Company also expects to open selected Units, such as its planned Units in downtown Chicago, at the MGM Grand Hotel and Casino and Disney's Animal Kingdom, which may cost significantly more.

UNIT LOCATIONS

         The following table sets forth certain information about the Company's existing and planned Units and Units planned to be developed by licensees of the Company:

                                                                                           DATE OPENED OR
                                                                         RESTAURANT           PLANNED
           LOCATION                                   SQUARE FOOTAGE        SEATS           TO BE OPENED
           --------                                   --------------        -----           ------------
Mall of America . . . . . . . . . . . . . . . . .         14,900             295            October 1994
  Bloomington, MN
                                                          23,000             425            October 1995
Woodfield Mall  . . . . . . . . . . . . . . . . .
  Schaumburg, IL
                                                          20,000             300             June 1996
Gurnee Mills  . . . . . . . . . . . . . . . . . .
  Gurnee, IL
                                                          30,000             550             July 1996
Walt Disney World Marketplace . . . . . . . . . .
  Orlando, FL
                                                          19,500             350            October 1996
Tysons Corner Center I  . . . . . . . . . . . . .
  McLean, VA
                                                          20,000             350           November 1996
Sawgrass Mills  . . . . . . . . . . . . . . . . .
  Ft. Lauderdale, FL

London(2) . . . . . . . . . . . . . . . . . . . . .       18,000             300        Second Quarter 1997
  London, England


Cancun (1)  . . . . . . . . . . . . . . . . . . . .       16,000             220         Third Quarter 1997
  Cancun, Mexico

South Coast Plaza . .  . . . . . . . . .  . . . . .       18,000             300         Third Quarter 1997
   Costa Mesa, CA

Palisades Center  . . . . . . . . . . . . . . . .         22,500             375         Third Quarter 1997
  West Nyack, NY

Chicago (Downtown)  . . . . . . . . . . . . . . .         21,000             375         Third Quarter 1997
  Chicago, IL


The Source  . . . . . . . . . . . . . . . . . . .         22,500             375         Third Quarter 1997
  Westbury, Long Island, NY

MGM Grand Hotel and Casino  . . . . . . . . . . .         23,000             350        Fourth Quarter 1997
  Las Vegas, NV

Grapevine Mills . . . . . . . . . . . . . . . . .         21,000             300        Fourth Quarter 1997
  Dallas, TX

Phoenix Mills . . . . . . . . . . . . . . . . . .         20,000             300        Fourth Quarter 1997
  Phoenix, AZ

Aventura Mall . . . . . . . . . . . . . . . . . . .       22,500             350        Fourth Quarter 1997
  Miami, FL

Disney's Animal Kingdom . . . . . . . . . . . . .         34,000             550        Second Quarter 1998
  Orlando, FL

Cherry Creek Mall . . . . . . . . . . . . . . . .         22,000             350         Third Quarter 1998
  Denver, CO

-------------------------
(1) Developed pursuant to License and Area Development Agreement with Empresas de Comunicacion y Entretenimiento. See "International License and Joint Venture Agreements" below.

(2) Developed pursuant to License and Area Development Agreement with Glendola Leisure Ltd. See "International License and Joint Venture Agreements" below.

         The Company has executed leases for all planned Company-owned Units indicated above.

INTERNATIONAL LICENSE AND JOINT VENTURE AGREEMENTS

         The Company has entered into three separate license arrangements relating to the development of Rainforest Cafes in the United Kingdom and Ireland, Mexico and Canada.

         United Kingdom and Ireland. In August 1996, the Company entered into a License and Area Development Agreement with Glendola Leisure Ltd. ("Glendola"), an affiliate of the Foundation Group, a London-based hotel and restaurant developer and operator, pursuant to which Glendola will develop five Units over a ten year period in the United Kingdom and Ireland. Pursuant to this agreement, the Company will have the option to purchase up to 20% of the equity interest in any Unit developed by Glendola, will receive per Unit development fees and will receive royalties based upon a percentage of gross sales. Pursuant to this agreement, the Company has agreed to finance a 20% interest in a Unit which will be opened at the Trucadero in London during the second quarter of 1997.

         Mexico. In November 1996, the Company entered into a License and Area Development Agreement with Empresas de Comunicacion y Entretenimiento ("ECE"), a Mexican-based restaurant owner and operator, pursuant to which ECE will develop seven Units over a ten year period in Mexico. Pursuant to this agreement, the Company received a non-refundable development fee, and will receive per Unit development fees and license fees based upon a percentage of gross revenues. Pursuant to this agreement, ECE is developing a Unit which will be opened in Cancun during the second quarter of 1997.

         Canada.   In January 1997, the Company entered into a Joint Venture
and License Agreement with Elephant & Castle Group, Inc.("Elephant & Castle"), a Vancouver-based operator of restaurants and pubs. Pursuant to the joint venture agreement, Elephant & Castle and the Company will each own 50% of a
joint venture that will open 5 Units over a 7 year period.   Pursuant to this
agreement, the Company will receive a non- refundable development fee and a five year option to purchase up to 600,000 shares of Elephant & Castle Common Stock at $8.00 per share. The first Canadian Unit is scheduled to open during the first quarter of 1998. Martin J. O'Dowd, President and Chief Operating Officer of the Company, is a director of Elephant & Castle.

DOMESTIC EXPANSION PLANS AND SITE SELECTION

         The Company's domestic site selection strategy is to locate its Units in high profile, heavy traffic locations. A variety of factors are analyzed in the site selection process, including local market demographics, site visibility, business seasonality and projected Unit economics. By operating in high profile, heavy traffic locations, the Company believes its Units appeal to both destination customers as well as passers-by who are drawn to its visually and audibly exciting environment. The Company believes that its format, as developed at its existing Units, can be utilized in a number of high traffic venues with favorable demographics such as shopping malls, entertainment centers and Disney theme parks.

         While most of the future Rainforest Cafes will be located in shopping malls or entertainment centers, the Walt Disney World Marketplace Unit is a stand-alone facility located near Orlando, Florida. Customers are able to enter the Walt Disney World Marketplace Unit without having to enter Disney's adjacent theme parks. The Rainforest Cafe at Disney's Animal Kingdom, will also be a stand-alone facility and will be at the entrance to Disney's Animal Kingdom so patrons will pass the Rainforest Cafe upon entering and leaving the park. Disney's Animal Kingdom, scheduled to open in 1998, will be approximately five times larger than Disney's Magic Kingdom, and will feature live and simulated animal attractions. The 34,000 square foot, 550 seat Unit will be the only sit-down restaurant at Disney's Animal Kingdom. The Company is continuing discussions with Disney regarding opening Rainforest Cafes at other locations; however, no assurance can be given that other Disney sites will be developed. The Company's Disney leases provide, among other things, that the Company will not own, operate, develop or manage a restaurant: (i) within a 75 mile radius of Walt Disney World Marketplace or Disney's Animal Kingdom or (ii) in a theme park located anywhere in the world that is not affiliated with Disney or its affiliates. The Company also agreed that it would not open a Unit within 50 miles of current or future theme parks owned by Disney without giving Disney the right of first refusal with regard to such proposed Unit. The Company believes that it is currently in compliance with its contractual obligations to Disney.

RAINFOREST FEATURES

         To create a simulated rainforest environment, each Rainforest Cafe includes the following:

         Live Exotic Birds -- Rainforest Cafes display live exotic birds such as macaws and cockatoos in the Retail Village. The Company has curators specifically devoted to caring for the birds and fish and for answering guest questions. When the exotic birds are not on display they are kept and maintained in a specially designed "habitat room."

         Aquariums -- Rainforest Cafes have large aquarium systems, including walk-through aquariums that contain many varieties of saltwater fish from locales such as Africa and South America. Aquariums range in size from 750 to 10,000 gallons and are placed throughout each Unit to maximize visibility to customers.

         Tropical Rainstorms and Waterfalls -- Simulated lightning and thunderstorms "sweep" across each Rainforest Cafe every 20 to 30 minutes. Rainforest Cafes also utilize a mist system emanating from rock formations throughout the Unit and rain showers around the perimeter of the Restaurant and Mushroom Bar area. Other Rainforest Cafe features include cascading waterfalls, fountains and a ventilation system emitting a light floral aroma.

         Trees, Foliage and Animated Animals -- The ceiling level of the Restaurant and Retail Village of a Rainforest Cafe are intertwined with a "forest" of sculpted life-like banyan trees that creates a canopy of foliage over diners and shoppers. Each banyan tree is hand-sculpted for a very realistic presentation of its overgrown rooting system. The Restaurant and Retail Village contains several rock formations, abundant foliage and jungle-like scenes. Interspersed throughout the facility are robotic animals such as life-size crocodiles, elephants, gorillas, dolphins, snakes, butterflies and frogs.

         Educational Commitment -- The Company makes each Rainforest Cafe an environmentally educational experience. The Rainforest Cafe's talking banyan tree "Tracy" gives environmental messages to help educate and entertain children. Each Rainforest Cafe has an on-site curator who educates customers, including school groups, on the tropical birds and the rainforest. The curator also makes presentations at schools and community organizations.

RESTAURANT

         For the fiscal year ended December 29, 1996, approximately 76% of the Company's total revenues were derived from Restaurant sales. The Company believes that Rainforest Cafes enjoy a high level of repeat business and customer diversity because of the Company's commitment to providing high quality food and customer service in an exciting and entertaining environment. Features of the Restaurant are as follows:

         Menu -- The Company considers its extensive menu selection to be an important factor in the appeal of its Restaurant and, accordingly, continuous attention is devoted to the development of new menu items. The Restaurant features casual cuisine that caters to broad customer preferences. The menu presently offers several types of appetizers such as "Jungle Chowder," "Rainforest Pita Quesadillas" and "Caribbean Chicken Tenders." The menu also offers different types of pastas, sandwiches, salads, pizzas, burgers and full-platter entrees, such as "Rasta Pasta" (bow tie pasta tossed in a garlic cream sauce with grilled chicken, broccoli and pesto), "The Old Man and the Sea" (swordfish sauteed in cajun spices topped with corn and shrimp salsa), and "Rumble in the Jungle" (grilled pita bread stuffed with roasted turkey and Caesar salad). A children's menu and complete dessert selection are also available. Lunch and dinner entrees range in price from $7.95 to $15.95. The Restaurant's full-service bar, the "Mushroom Bar," features a number of customized alcoholic and non-alcoholic drinks, such as the "Don't Panic It's Organic" (carrot juice), the "Margarilla" (a margarita blended with orange sherbet) and the "Spotted Chocolate Monkey" (fresh banana- chocolate syrup, vanilla ice cream and banana liqueur). Alcoholic beverages are primarily served to complement meals and account for approximately 10% of total restaurant sales. The average check per person for the fiscal year ended December 29, 1996 was approximately $13.00. Portions are generous and significant attention is placed on presentation and the quality of preparation. Because the Unit's menu is not tied to any particular type of food or beverage, the Company can introduce and eliminate items based on local or current consumer trends without altering its rainforest theme. The Company endeavors to hire experienced chefs and invests substantial time training kitchen employees to maintain consistent food preparation.

         Decor -- Restaurant decor is divided into distinctive dining environments developed around the rainforest and other nature themes. Current themes include the rainforest atlas and waterfall, gorillas, elephants, tropical fish and star gazing. Table decor complements the rainforest theme through the use of brilliantly-colored tablecloths and upholstery with patterns of animals, wildlife and plant life. In an effort to enhance the dining experience, attempts are made to maximize restaurant seating near aquariums, waterfalls, sculpted rock formations or one of the Restaurant's several banyan trees. An integral part of the Restaurant is the "Mushroom Bar," the "stem" of which consists of the bar with a "cap" extending over the customers. Seating at the bar is provided by customized stools designed to resemble the legs of wild animals.

         Staffing -- An important part of the Company's mission is to ensure that during each visit to a Rainforest Cafe, customers receive excellent service. To extend the adventure theme, Restaurant customers are greeted at the entrance by "tour guides", food servers are known as "safari guides" and the bartenders are known as "navigators." The "tour guides" at the front desk are trained to communicate, via headsets, with the floor management staff who greet Restaurant customers and seat them at their tables. The Company believes that a customer's experience is enhanced by the attitude and attention of its personnel. Customer service is based on a team approach so that each customer is continually attended to, and employees go through extensive ongoing training to ensure consistent service.

RETAIL VILLAGE

         For the fiscal year ended December 29, 1996, approximately 22% of the Company's total revenues were derived from retail sales. In order to enter the Restaurant, all customers must pass through the Unit's Retail Village. The Retail Village offers over 3,000 SKUs and includes apparel and gifts with the Rainforest Cafe logo and other items with a rainforest theme such as toys and educational games. The Company has also developed eight proprietary Animal Characters, each with a distinct personality including Ozzie, a rascally orangutang; Rio, a colorful, tropical macaw; Tuki Makeeta, an imaginative baby elephant; Cha! Cha!, an adventuresome tree frog; Nile, a proud crocodile; Maya, a regal feline; Bamba, a gentle gorilla; and Iggy, a philosophical iguana. These Animal Characters are designed to appeal to a broad range of customers, thereby increasing retail sales and repeat business. The Company intends to utilize each Animal Character for clothing and gifts. Custom designed t-shirts and sweatshirts with colorful animals spelling out the "Rainforest Cafe" logo and Animal Characters are signature items. By offering items featuring the Rainforest Cafe logo and Animal Characters, the Company believes it is building "brand equity" in the Rainforest Cafe name that will allow it to attract more customers and to enhance its competitive retail position. The Retail Village also includes a large selection of colorful rocks, plush and animated toys and puppets, and educational and entertaining games and puzzles. Gift items and other artifacts suggesting the rainforest theme, including colorful animal figurines and prints, kitchen magnets, serving plates and other tableware, handmade wood products and other unique rainforest related home accessories, are also available. The Company varies approximately 30% of its retail items every 60 to 90 days, which management believes provides the Company with an increased opportunity to generate repeat customer sales. The Company is also increasing its commitment to private label products, which the Company expects will improve the Company's retail margins due to the lower cost of private label products.

OPERATIONS, MANAGEMENT AND EMPLOYEES

         The Company's ability to manage complex operations including high volume Restaurants and Retail Villages has been, and will continue to be, central to its overall success. The Company believes that its management must include skilled personnel at all levels, including senior corporate management, Unit Directors of Operations, and other Unit employees. The Company's senior corporate management, including the Company's Chairman and Chief Executive Officer, Lyle Berman, and the Company's President and Chief Operating Officer, Martin O'Dowd, has significant restaurant and retail experience. The Company believes that Unit management is important for the profitability of each Rainforest Cafe and accordingly, places particular emphasis on recruiting Directors of Operations that have significant restaurant and management experience. The Company anticipates that, prior to opening a Unit, a Director of Operations will have been trained at one or more Rainforest Cafes for four to six months.

         The Company strives to maintain quality and consistency in each of its Units through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, and maintenance of facilities. All managers must complete an eight-week training program during which they are instructed in areas such as food quality and preparation, customer service, and employee relations. New staff members participate in approximately three weeks of training under the close supervision of Company management. The Company has also prepared operations manuals relating to food and beverage quality and service standards. Management strives to instill enthusiasm and dedication in its employees, regularly solicits employee suggestions concerning Company operations and endeavors to be responsive to employees' concerns. In addition, the Company has extensive and varied programs designed to recognize and reward employees for superior performance. The Company believes that it has been able to attract high quality, experienced restaurant and retail management and personnel with its competitive compensation and bonus programs.

         In general, each Unit has between 250 and 500 employees, although staffing levels vary according to the size of the Unit. As of March 1, 1997 the Company had approximately 1900 employees, including 60 employees at its corporate headquarters. The Company believes that its relationship with its employees is good.

PURCHASING

         The Company strives to obtain consistent quality items at competitive prices from reliable sources. In order to maximize operating efficiencies and to provide the freshest ingredients for its food products while obtaining the lowest possible prices for the required quality, each Restaurant's management team includes a purchasing manager who determines the daily quantities of food items needed and orders such quantities from major suppliers at prices often negotiated directly with the Company's corporate office. Food and supplies are shipped directly to the Units. The Company purchases perishable food products locally. The Company does not maintain a central food product warehouse or commissary. With respect to retail products, the Company maintains over 3,000 SKUs, which it purchases from several suppliers. The Company maintains a centralized warehouse for retail product distribution. The Company is committed to private label manufacturing which it believes will improve the Company's retail margins due to the lower cost of private label products. The Company has not experienced any significant delays in receiving restaurant or retail supplies and equipment. The Company is not dependent on any one supplier for its restaurant or retail goods.

MANAGEMENT INFORMATION SYSTEMS/ACCOUNTING

         The Company uses integrated management information systems that are designed to be utilized in future Units. These systems include a computerized point-of-sale system which facilitates the movement of customer food and beverage orders between the customer areas and kitchen operations, controls cash, handles credit card authorizations, keeps track of revenues on a per employee basis and provides management with revenue and inventory data. The Company's retail/bar coding system allows management to track inventory daily. The point-of-sale system is accessed by service personnel who are assigned individual identification keys and appropriate information is printed in the kitchen and bar areas which eliminates the need to read handwritten tickets. The point-of-sale system electronically transfers data nightly to Company headquarters. The Company also uses a computerized time management system which determines the time worked by each employee, allows management to gather data and schedule work hours, and produces payroll reports. Each Unit also uses computerized systems to control and gather data with respect to food, beverage, retail and supplies inventories.

         The Company's automated Unit-level point-of-sale, time management and inventory management systems provide data for posting directly to the Company's general ledger and to other accounting subsystems. The automated general ledger system provides various management reports comparing current and prior operating results as well as measuring performance against predetermined operating budgets. The results are reported to and reviewed with Company management by accounting personnel. Such reporting includes (i) weekly reports of revenues, cost of revenues and selected controllable Unit expenses, (ii) detailed monthly Unit performance reports of revenues and expenses and (iii) monthly reports of Unit-by-Unit and administrative expense performance.

MARKETING AND PROMOTION

         To date, the Company has primarily relied upon "word of mouth" advertising to attract customers to its Rainforest Cafes. The Company also utilizes outdoor billboards, distinctive exterior signage and limited print advertising. The unique and dynamic environment of the Rainforest Cafe and its tropical bird habitat have resulted in a significant amount of unsolicited positive media publicity. Additionally, the Company has attempted to create equity in its "Rainforest Cafe" name by offering items featuring the Rainforest Cafe logo and Animal Characters. At certain Units, the Company employs a Group Sales Manager who is responsible for promoting and arranging corporate and other group catering events at the Unit.

COMPETITION

         The restaurant and specialty retail businesses are highly competitive. In the restaurant industry, competition is based primarily upon price, service, food quality and location. There are numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company also competes on a general basis with a large variety of national and regional restaurant operations, as well as with locally owned restaurants, diners, and other establishments that offer moderately priced food. The Company competes with other theme restaurants in the highly competitive and developing theme restaurant market. Other restaurants and companies utilize the rainforest or related themes. Additionally, the Company competes with a number of well-established specialty retailers possessing substantially greater financial, marketing, personnel and other resources than the Company. In the retail industry, competition is based primarily upon merchandise selection, price and customer service. There can be no assurance that the Company will be able to respond to various competitive factors affecting the restaurant and retail industries.

         The performance of individual Units may also be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs, and the availability of experienced management and hourly employees may also adversely affect the restaurant and retail industries in general and the Company's Units in particular. Restaurant and retail operating costs may be further affected by increases in the minimum hourly wage, unemployment tax rates, real estate taxes and similar matters over which the Company has no control.

REGULATION

         Restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire, and other authorities and are also subject to state and local licensing and regulation of the sale of alcoholic beverages and food. Additionally, businesses that maintain or sell animals are subject to additional levels of state and local health and sanitation regulations. Having tropical birds as part of the Rainforest Cafe concept requires the Company to adhere to stringent health codes that prohibit crossover between kitchen workers and animal handlers, and any exchange of air from the bird areas to the rest of the Unit. The Company overcame this problem at its existing Units by installing specially designed air exhaust hoods for the birds' perch area. Additionally, a separate waste disposal system is provided for the birds. Although, to date, the Company has satisfied animal-related licensing for its existing Units, no assurance can be given that the Company will be able to maintain such approvals or obtain such approvals at other locations. Difficulties or failure in obtaining required licenses and approvals will result in delays in, or cancellation of, the opening of Units.

TRADEMARKS

         The Company's ability to implement successfully its Rainforest Cafe concept will depend in part on its ability to further establish "brand equity" through the use of its trademarks, service marks, trade dress and other proprietary intellectual property, including its name and logos, the Animal Characters and unique features of its rainforest theme decor. It is the Company's policy to seek to protect and to defend vigorously its rights to this intellectual property; any failure to do so could have a material adverse effect on the Company's operations.

         The Company's mark "A WILD PLACE TO SHOP AND EAT" is now a federally registered service mark for its restaurant and retail store services. Additionally, in June 1996 the Company filed federal trademark applications for "RAINFOREST CAFE A WILD PLACE TO SHOP AND EAT" and the related design, which includes the Company's new logo, illustrating six of the Company's eight proprietary Animal Characters. These applications cover the Company's use of this mark on restaurant and associated retail services and a wide range of retail products. The Company intends also to protect its proprietary Animal Characters by the filing of copyright applications and, in certain instances, trademark registration applications.

There is no assurance, however, that any such registrations, including the registration of the name and logo, will be obtained. The denial of one of the Company's trademark applications could lower the barriers for entry for potential competitors of the Company.

         There is also no assurance that any of the Company's rights in any of its intellectual property will be enforceable, even if registered, against any prior users of similar intellectual property or competitors of the Company who seek to utilize similar intellectual property in areas where the Company operates or intends to conduct operations. The failure to enforce any of the Company's intellectual property rights could have the effect of reducing the Company's ability to capitalize on its efforts to establish brand equity. The Company is aware of trademark applications, registrations and uses that may accord to third parties certain rights in the word "rainforest" or in certain elements of some of the proprietary Animal Character names and illustrations with respect to utilization of these marks on certain clothing and retail products. The existence of any such third party rights could result in claims of infringement against the Company with respect to its uses of "Rainforest Cafe" or its Animal Characters in connection with its sales of clothing and other retail products. It is also possible that the Company will encounter claims from prior users of similar intellectual property in areas where the Company operates or intends to conduct operations, thereby limiting the Company's operations, and possibly causing the Company to pay damages to a prior user or registrant of similar intellectual property. In this regard, the Company has communicated with other businesses with respect to their use of a rainforest theme decor that may constitute infringement of, or that may be infringed upon by, the Company's trade dress.

ITEM 2.  PROPERTIES

         The Company intends to lease the facilities for each of its Units. It has entered into long-term ten year leases with respect to its existing Mall of America, Woodfield Mall, Gurnee Mills and Walt Disney World Marketplace Units, Tysons Corner Center I and Sawgrass Mills, and its planned Units at Palisades Center, The Source, Grapevine Mills, Disney's Animal Kingdom, Cherry Creek Mall, Chicago Downtown, MGM Grand, Arizona Mills, and Aventura Mall and an eleven year lease for South Coast Plaza. The Company's leases with Disney are cancelable by the landlord at any time upon 60 days notice and payment by Disney of the Company's unamortized value of leasehold improvements at the Walt Disney World Unit or Disney's Animal Kingdom Units, respectively, and an amount equal to the net operating income generated by such Unit for the previous lease year. With regard to the Tysons Corner Center I and Cherry Creek Mall leases, in the event the Company fails to achieve specified gross sales by a certain date, the lease may be terminated by the landlords. The Company's leases typically have annual base rent and percentage rents that range from 5 to 15 percent depending upon location and volume of sales.

         The Company's executive offices, including retail warehouse space, are located in Hopkins, Minnesota, under a lease which terminates in June 2000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 29, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Lyle Berman, age 55, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in February 1994. Mr. Berman has been Chief Executive Officer and Chairman of the Board of Grand Casinos, Inc. and its predecessor since October 1990. Mr. Berman is also Chief Executive Officer and a director of Stratosphere Corporation, and a director of G-III Apparel Group Ltd., Innovative Gaming Corporation of America and New Horizon Kids Quest, Inc. Stratosphere Corporation filed for Chapter 11 bankruptcy protection in January 1997.

         Martin J. O'Dowd, age 47, has been President and Chief Operating Officer since May 1995 and has served as a director and Secretary since June 1995. From July 1987 to May 1995, Mr. O'Dowd was Corporate Director, Food & Beverage Services for Holiday Inn Worldwide. From August 1985 to July 1987, Mr. O'Dowd was Vice President and General Operations Manager for the Hard Rock Cafe in New York. Mr. O'Dowd is also a director of Elephant & Castle Group, Inc. and Famous Daves of America, Inc.

         Steven W. Schussler, age 41, has been Executive Vice President-Development of the Company since its inception and a director of the Company since January 1995. From 1983 to February 1992, Mr. Schussler was an officer of Juke Box Saturday Night of Minneapolis, Inc. ("JBSN"), a 1950's and 1960's theme restaurant and nightclub. JBSN filed for bankruptcy in January 1992.

         Ercu Ucan, age 41, has been Executive Vice President-Retail of the Company since its inception and a director of the Company since January 1995. From September 1992 until December 1993, Mr. Ucan served as President of the Orjin Textile Group in Istanbul, Turkey, a garment factory employing approximately 150 persons. From January 1989 until August 1992, Mr. Ucan served as Director of Trend Merchandising and Director of Product Development for Wilsons.

         Mark S. Robinow, age 40, has been Chief Financial Officer since November 1995. From August 1993 to June 1995, Mr. Robinow served as Senior Vice President and Chief Financial Officer of Edina Realty, Inc., the country's fourth largest residential real estate brokerage company. From December 1986 to August 1993, Mr. Robinow served as Chief Financial Officer, Secretary and Treasurer of Ringer Corporation, a publicly held manufacturer of natural lawn and garden products for the consumer market. Mr. Robinow is a certified public accountant.

         Mark L. Bartholomay, age 37, has been Senior Vice President - International Development and Operations of the Company since February 1997. From May 1995 to February 1997 Mr. Bartholomay served as a Vice President and research analyst of Dain Bosworth, Incorporated, an investment banking firm. From April 1993 to May 1995, Mr. Bartholomay was Senior Vice President and Regional Director of Corporate Finance for Principal Financial Securities, Inc. Prior to that, Mr. Bartholomay was Vice President and Chief Financial Officer for Universal International, Inc. from

February 1992 to April 1993. Before that, Mr. Bartholomay worked in investment banking from December 1985 to February 1992.

         Gregory C. Carey, age 44, has been Vice President-Operations since August 1996. From May 1996 to August 1996, Mr. Carey served as Director of Operations at the Company's Walt Disney World Marketplace Unit. From June 1994 to May 1996, Mr. Carey served as Director of Operations at the Company's Mall of America Unit. From July 1989 to June 1994, Mr. Carey served as Senior General Manager at Restaurants Unlimited, Inc., an upscale restaurant operating company. From November 1987 to July 1989, Mr. Carey served as Regional Manager at General Mills Restaurants, Inc.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Page 24 of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 1996, are incorporated herein by reference.

         The Company has never paid any cash dividends with respect to its Common Stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The inside front cover of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 1996, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Pages 10 through 14 of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 1996, are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

         Pages 15 through Page 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 1996, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 29, 1996 and forwarded to stockholders prior to the Company's 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"), is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information in the 1997 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND    MANAGEMENT

         The information in the 1997 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof" to, but not including, the caption "Election of Directors," is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in the 1997 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)(1)  Financial Statements:
                                                                                                      Page
                                                                                                      ----
         Balance Sheets as of December 29, 1996 and December 31, 1995
                                                                                                      15

         Statements of Operations for the fiscal years ended December 29, 1996 and December           16
         31, 1995 and for the period from February 3, 1994 through January 1, 1995

         Statements of Shareholders' Equity for the fiscal years ended December 29, 1996 and          17
         December 31, 1995 and for the period from  February 3, 1994 through January 1, 1995

         Statements of Cash Flows for the fiscal years ended December 29, 1996 and December           18
         31, 1995 and for the period from February 3, 1994 through January 1, 1995

         Notes to Financial Statements                                                                19

         Independent Auditors' Reports                                                                23

         -------------------------------

(a)(3)   Exhibits

3.1              Articles of Incorporation, as amended. (1)
3.2              By-laws. (1)
10.1             Lease Agreement by and between Mall of America, Inc. and the Company dated March 31, 1994. (1)
10.2             Lease Agreement by and between the Company and Woodfield Mall dated April 1995. (2)
10.3             Lease Agreement by and between the Company and Walt Disney World dated September 6, 1995. (3)
10.4             Company's 1995 Stock Option and Compensation Plan. (1)
10.5             Employment Agreement dated February 1, 1995 by and between the Company and Steven W. Schussler. (1)
10.6             Employment Agreement dated April 6, 1995 by and between the Company and Martin J. O'Dowd. (1)
10.7             Indemnification Agreement dated April 6, 1995 by and between the Company and Steven Schussler. (1)
10.8             Form of Director Stock Option Agreement dated April 7, 1995. (1)
10.9             Form of Escrow Agreement dated April 7, 1995 by and among the Company, the Commissioner of Commerce of the State of Minnesota, Lyle Berman, Steve Schussler, Ercu Ucan, David Rogers and Joel Waller. (1)
10.10            Lease Agreement by and between the Company and Trump Taj Mahal Associates dated December 6, 1995.(3)
10.11            Form of Lease Agreement by and between the Company and Strato-Retail LLC.(4)
10.12            Company's 1996 Employee Stock Purchase Plan.
13.              Annual Report to Shareholders for the fiscal year ended December 29, 1996.
21.              Subsidiaries of Company.
23.1             Consent of Lund Koehler Cox & Company, PLLP.
23.2             Consent of Arthur Andersen LLP.
27.              Financial Data Schedule.

-----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 33-89256C.
(2) Incorporated herein by reference to the Company's Form 10-QSB for the quarter ended April 2, 1995.
(3) Incorporated herein by reference to the Company's Registration Statement on Form S-1, File No. 33-99836.

(4) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995.

(b)  Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the fourth quarter ended December 29, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RAINFOREST CAFE, INC.
                                        Registrant

Date:   March 26, 1997                  By:/s/ Lyle Berman
                                           --------------------------------
                                        Name:
                                        Title: Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1996.

                        Name                               Title
                        ----                               -----
/s/ Lyle Berman                                            Chairman of the Board, Chief Executive Officer, and
----------------------------------------------------       Secretary (principal executive officer)
                    Lyle Berman

/s/ Steven W. Schussler                                    Executive Vice President and Director
----------------------------------------------------
                Steven W. Schussler

                                                           President, Chief Operating Officer and Director
----------------------------------------------------
                 Martin  J. O'Dowd

                                                           Executive Vice President and Director
----------------------------------------------------
                     Ercu Ucan

/s/ David W. Anderson                                      Director
----------------------------------------------------
                 David W. Anderson

                                                           Director
----------------------------------------------------
                  David L. Rogers

/s/ Joel N. Waller                                         Director
----------------------------------------------------
                   Joel N. Waller

/s/ Kenneth W. Brimmer                                     Director
----------------------------------------------------
                 Kenneth W. Brimmer

/s/ Mark S. Robinow                                        Chief Financial Officer (principal financial
----------------------------------------------------       officer and principal accounting officer)
                  Mark S. Robinow