Form 10-Q
period 1997-03-30
RAINFOREST CAFE INC
filed 1997-05-14
CIK 924919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

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


 Number of shares of Common Stock, $.01 par value per share outstanding as of
                                 May 12, 1997:
                                  17, 278,436

                             RAINFOREST CAFE, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION                                                                   Page number
        Item 1.  Consolidated Financial Statements

                 Consolidated Balance Sheets as of March 30, 1997 and December 29, 1996............  2

                 Consolidated Statements of Operations for the thirteen weeks ended
                 March 30, 1997 and March 31, 1996 ................................................  3

                 Consolidated Statements of Cash Flows for the thirteen weeks ended
                 March 30, 1997 and March 31, 1996 ................................................  4

                 Notes to Condensed Consolidated Financial Statements..............................  5

         Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations.............................................  6

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................ 13

         Item 2.  Exhibits and Reports on Form 8-K ................................................ 13

         Signature Page............................................................................ 14

                             RAINFOREST CAFE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               March 30,      December 29,
(In Thousands, Except Share Data)                                1997             1996
                                                              -----------     ------------
                           ASSETS
Current Assets:
  Cash and cash equivalents                                     $ 50,703        $ 83,894
  Short-term investments                                          55,966          35,934
  Accounts receivable and other                                    6,072           5,072
  Inventories                                                      2,205           2,865
  Preopening expenses                                              1,494           2,302
                                                                --------        --------
     Total current assets                                        116,440         130,067

Long-Term Investments                                             49,194          42,274

Property, Equipment and Leasehold Improvements, net               62,369          48,351

Deferred Income Taxes                                              2,009           2,009

Other Assets                                                         405               -
                                                                --------        --------

                                                                $230,417        $222,701
                                                                ========        ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                              $ 13,009        $  6,237
  Accrued liabilities-
   Payroll and payroll taxes                                         776             466
   Other                                                           2,557             843
  Income taxes payable                                               576           4,201
                                                                --------        --------
     Total current liabilities                                    16,918          11,747

Deferred Rent                                                      6,376           7,000
                                                                --------        --------
     Total liabilities                                            23,294          18,747
                                                                --------        --------

Commitments and Contingencies

Shareholders' Equity:
  Common stock, no par value, 50,000,000 shares authorized;
   17,240,889 and 17,186,506 shares issued and outstanding       201,105         199,542
  Retained earnings                                                6,018           4,412
                                                                --------        --------
     Total shareholders' equity                                  207,123         203,954
                                                                --------        --------
                                                                $230,417        $222,701
                                                                ========        ========

                             RAINFOREST CAFE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Thirteen weeks   Thirteen weeks
                                                                   ended           ended
(In Thousands, Except Share Data)                             March 30, 1997   March 31, 1996
                                                              --------------   --------------
Revenues:
  Restaurant sales                                              $    16,621     $     4,711
  Retail sales                                                        4,998           1,033
  Licensing fee                                                         250               -
                                                                -----------     -----------
     Total revenues                                                  21,869           5,744
                                                                -----------     -----------

Costs and Expenses:
  Food and beverage costs                                             3,962           1,224
  Cost of retail goods sold                                           2,356             469
  Restaurant operating expenses                                       8,179           2,373
  Retail operating expenses                                           1,568             368
  Depreciation and amortization                                       1,169             281
  Amortization of preopening expenses                                   821             171
                                                                -----------     -----------
     Total costs and expenses                                        18,055           4,886
                                                                -----------     -----------

Income from Unit Operations and Licensing                             3,814             858
                                                                -----------     -----------

Other (Income) Expenses:
  General, administrative and development expenses                    1,510             857
  Interest income                                                    (2,129)           (843)
  Write-off of development costs                                      1,935               -
  Other                                                                   6               -
                                                                -----------     -----------
     Total other (income) expenses                                    1,322              14
                                                                -----------     -----------

Income before Income Taxes                                            2,492             844

Provision for Income Taxes                                              886             296
                                                                -----------     -----------

     Net income                                                 $     1,606     $       548
                                                                ===========     ===========

Net Income Per Common Share:                                    $      0.09     $      0.04
                                                                ===========     ===========

Weighted Average Shares Outstanding                              17,762,393      13,899,300
                                                                ===========     ===========

                             RAINFOREST CAFE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Thirteen weeks  Thirteen weeks
                                                                  ended           ended
(In Thousands, Except Share Data)                             March 30, 1997  March 31, 1996
                                                              --------------  --------------
Operating Activities:
 Net income                                                     $   1,606       $     548
 Adjustments to reconcile net income to cash
  flows provided by operating activities-
   Depreciation and amortization                                    1,516             656
   Write-off of discontinued development costs                      1,935               -
   Change in operating assets and liabilities-
    Accounts receivable and other                                  (1,000)            571
    Inventories                                                       660             115
    Preopening expenses                                               (13)            (82)
    Accounts payable                                                6,772             698
    Accrued liabilities                                            (1,295)            346
                                                                ---------       ---------
     Net cash provided by operating activities                     10,181           2,852
                                                                ---------       ---------

Investing Activities:
 Purchases of short-term investments, net                         (20,032)              -
 Purchases of long-term investments, net                           (6,920)              -
 Purchases of furniture, equipment and
  leasehold improvements, net                                     (17,273)         (9,448)
 Purchases of other assets                                           (405)              -
                                                                ---------       ---------
     Net cash used in investing activities                        (44,630)         (9,448)
                                                                ---------       ---------

Financing Activities:
 Proceeds from the sale of common stock, net                           57          73,551
 Proceeds from sale of put options and
  stock options exercised                                           1,201              35
                                                                ---------       ---------
     Net cash provided by financing activities                      1,258          73,586
                                                                ---------       ---------

Increase (Decrease) in Cash and Cash Equivalents                  (33,191)         66,990

Cash and Cash Equivalents, beginning of period                     83,894          16,323
                                                                ---------       ---------
Cash and Cash Equivalents, end of period                        $  50,703       $  83,313
                                                                =========       =========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for-
  Interest                                                      $       -       $       -
  Income taxes                                                      4,475              45

                             RAINFOREST CAFE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 1997
                                  (UNAUDITED)

(1)     BASIS OF FINANCIAL STATEMENT PRESENTATION

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include all accounts of Rainforest Cafe, Inc. and its wholly-owned and majority-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen weeks ended March 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997.

(2)     NET INCOME PER COMMON SHARE

Net income per common share has been computed by dividing net income by the weighted average number of common shares outstanding during the period. Common stock equivalent shares which relate to stock options, are included in the weighted average only when the effect is dilutive.

(3)     TERMINATION OF PLANNED UNITS

During the first quarter of 1997, the Company wrote off development costs of approximately $1.9 million related to previously planned units at Trump Taj Mahal (Atlantic City, New Jersey) and Stratosphere (Las Vegas, Nevada). The Company determined that future negotiations for Trump Taj Mahal would not result in a mutually agreeable space by both parties for the planned Unit. The Company also determined that due to Stratosphere's announcement that it was seeking a bankruptcy reorganization, that the required space for the unit would not be delivered according to the required timeline.

(4)     NEW ACCOUNTING PRONOUNCEMENT

The Company will adopt in the fiscal year ending December 28, 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128), which was issued in February

1997. SFAS No. 128 requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted
EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Dilutive EPS is computed similar to EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No. 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, founded in February 1994, owns, operates, and licenses themed restaurant/retail facilities ("Unit") under the name "Rainforest Cafe -- A Wild Place to Shop and Eat(R)." As of March 30, 1997, the Company operated six Units. The Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota. The Company's second Unit opened on October 20, 1995 in the Woodfield Mall in Schaumburg, Illinois, a suburb of Chicago. The Company's third Unit opened June 2, 1996, in the Gurnee Mills Mall in Gurnee, Illinois, also a suburb of Chicago.

The Company opened its fourth and largest Unit on July 25, 1996, at Walt Disney World Marketplace near Orlando, Florida. The Walt Disney World Marketplace Unit is approximately 30,000 square feet, which includes approximately 6,000 square feet of retail selling space. The Walt Disney World Marketplace Unit had revenues for the thirty-five and one half weeks ended March 30, 1997 of $21.4 million, which is not necessarily indicative of the results that would actually occur for a full fiscal year of operations. The Company opened its fifth unit on October 3, 1996, at Tysons Corner Center I, in McLean Virginia, a suburb of Washington, D.C. and its sixth unit on November 22, 1996, at Sawgrass Mills Mall in Fort Lauderdale, Florida.

The Company presently plans to develop eight domestic Units each in 1997 and 1998. Because the Company anticipates rapid expansion, period to period comparisons may not be meaningful. The Company intends to lease its domestic Units and anticipates that most of its future domestic Units will range in size from approximately 16,000 to 23,000 square feet, with between 300 and 400 restaurant seats and approximately 20-25% of square footage dedicated to retail selling space. However, some Units may be significantly larger, such as the free-standing Walt Disney World Marketplace Unit, and the planned free-standing Disney's Animal Kingdom Unit, which is expected to comprise approximately 36,000 square feet and have approximately 550 restaurant seats.

In September 1996, the Company entered into an exclusive license agreement with Empresas de Comunicacion y Entretenimiento ("ECE"), a Mexican based owner and operator of seven Hard Rock Cafes, three Planet Hollywoods and an Official All-Star Cafe in Mexico, under which ECE will develop seven Rainforest Cafes in Mexico over a ten year period. Pursuant to this agreement, the Company received a non-refundable licensing fee of $750,000 in September, 1996. Under the terms of the agreement the Company will receive per Unit development and licensing fees of $100,000 and royalties of six percent of food and beverage sales and ten percent of merchandise sales. The Company anticipates that the first Unit will be opened in Cancun in the third quarter of 1997.

In October 1996, the Company completed an exclusive license agreement with Glendola Leisure, Ltd., ("Glendola") a wholly-owned subsidiary of the Foundation Group, a London-based hotel and restaurant operator, under which Glendola will develop five Rainforest Cafes in the United Kingdom and Ireland over a ten year period. Pursuant to this agreement, the Company will have the option to purchase up to 20% of the equity interest in any Unit developed by Glendola. The Company will receive per Unit development fees of $100,000 and will receive royalties of approximately five percent of sales. The Company has elected to purchase twenty-percent of the first Unit to be opened under this agreement at the Trucadero in London, England. Management anticipates this first London Unit to open in late June of 1997.

In March 1997, the Company completed a joint venture and exclusive license agreement with the Elephant and Castle Group ("E & C"), a Vancouver based owner and operator of Elephant and Castle pubs and restaurants. E & C and the Company agreed to develop five Rainforest Cafes in Canada over a seven year period. Under the terms of the above agreements, the Company will receive from E & C a $500,000 non refundable licensing fee, of which $250,000 was recorded in first quarter of 1997, and a warrant to purchase 600,000 shares of E & C stock at $8.00 per share exercisable for a period of five years. In addition, the Company and E & C will have a fifty-percent equity interest in the joint venture Rainforest Cafe Canada, Inc. ("RCCI"). The Company will receive per Unit development fees of $100,000 and will receive royalties of approximately six percent of food and beverage sales and ten percent of merchandise sales. The Company will have the option to purchase the remaining fifty-percent of RCCI after seven years based on a predetermined formula of cash flow and investment.

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

The Company's policy is to capitalize costs associated with the opening of Units, including the cost of hiring and training the initial workforce, travel and other direct costs, if it is determined these costs are recoverable. These costs are then amortized over the eleven month period following the opening of a Unit beginning the first full month of operation. Preopening costs for units opened in fiscal years 1995 and 1996 averaged approximately $650,000 per unit except for the Walt Disney World Marketplace Unit which incurred approximately $1.2 million of preopening costs.

General, administrative and development expenses include all corporate and administrative functions that serve to support existing operations and provide
an infrastructure to support future growth.   In addition, certain expenses of
recruiting and training Unit management personnel prior to meeting the criteria to be capitalized as preopening expenses are also included. Management, supervisory and staff salaries, employee benefits, travel, information systems, training, rent and office supplies are major items of costs in this category.

The Company uses a 52 or 53 week fiscal year ending on the Sunday nearest December 31.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1997, COMPARED TO THE THIRTEEN WEEKS ENDED MARCH 31, 1996.

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                                Thirteen Weeks Ended
                                           -------------------------------
                                           March 30, 1997   March 31, 1996
                                           --------------   --------------
Revenues
   Restaurant sales                             76.0%           82.0%
   Retail sales                                 22.9            18.0
   Licensing fee                                 1.1               -
                                               -----           -----
      Total revenues                           100.0           100.0
                                               =====           =====
Costs and Expenses
   Food and beverage costs (1)                  23.8            26.0
   Cost of retail goods sold (2)                47.1            45.4
   Restaurant operating expenses (1)            49.2            50.4
   Retail operating expenses (2)                31.4            35.6
   Depreciation and amortization (3)             5.4             4.9
   Amortization of preopening expenses (3)       3.8             3.0
                                               -----           -----
      Total costs and expenses (3)              83.5            85.1
                                               -----           -----

Income from Unit Operations and Licensing       17.4            14.9
                                               -----           -----

Other (Income) Expenses:
   General, administrative and development       6.9            14.9
   Interest income                              (9.7)          (14.7)
   Write-off of development costs                8.9               -
   Other                                         0.0               -
                                               -----           -----
      Total other (income) expenses              6.1              .2
                                               -----           -----

Income before Income Taxes                      11.4            14.7

Provision for Income Taxes                       4.1             5.2
                                               -----           -----

      Net income                                 7.3%            9.5%
                                               =====           =====


(1) Percentage of restaurant sales
(2) Percentage of retail sales
(3) Percentage of unit sales


Total revenues increased 281% to $21.9 million for the thirteen week period ended March 30, 1997 from $5.7 million for the thirteen week period ended March 31, 1996. The increase in revenues is primarily due to the addition of four Rainforest Cafe Units. Retail sales increased as a percentage of total revenues from 18.0% for the first fiscal quarter in 1996 to 22.9% for the comparable period in 1997. The increase in the percentage of retail sales is primarily due to the addition of the Walt Disney World Marketplace Unit where retail sales as a percentage of total sales were 29.2%.

Food and beverage costs increased 224% to $4 million for the first quarter in fiscal 1997 compared to $1.2 million for the comparable quarter in fiscal 1996. The increase in food and beverage costs was due to Unit expansion. Food and beverage costs decreased as a percentage of restaurant sales for the first quarter of 1997 compared to the first quarter in 1996 largely due to improvements in food preparation, purchasing efficiencies, favorable commodity prices and upselling of higher margin, add-on menu items.

Cost of retail goods sold increased 402% to $2.4 million for the first quarter of 1997 compared to $.5 million for the first quarter of 1996. The increase in cost of retail goods sold was due to Unit expansion and the addition of an expanded retail distribution center during the second half of 1996. Cost of retail goods sold increased as a percentage of retail sales from 45.4% in the first quarter of 1996 to 47.1% for the comparable period in 1997. The increase as a percentage of sales was primarily due to the expanded distribution center and merchandise markdowns taken during the first quarter of 1997. The markdowns were taken to facilitate the transition to an increased level of Rainforest Cafe branded merchandise being carried by the retail line by second and third quarters of 1997.

Restaurant and retail operating expenses increased 245% and 326% respectively from the first quarter of 1996 to the comparable quarter in 1997. The increase in restaurant and retail operating expenses was primarily due to unit expansion. Restaurant operating expenses decreased as a percentage of restaurant sales from 50.4% in the first quarter of 1996 to 49.2% in the first quarter of 1997. Retail operating expenses decreased from 35.6% of retail sales in the first quarter of 1996 to 31.4% in the first quarter of 1997. The decrease as a percentage of restaurant sales was primarily due to more efficient labor usage, negotiated price reductions for supplies and lower occupancy costs as a percentage of sales for the Company's Tysons Corner and Sawgrass Mills Units. Retail operating expenses as a percentage of retail sales were favorably affected by the higher retail volume experienced by the Company.

Depreciation and amortization increased 316% to $1.2 million in the first quarter of 1997 compared to $.3 million for the comparable period in 1996. Amortization of preopening expenses increased from $.2 million in the first quarter of 1996 to $.8 million in the same period of 1997. Amortization of preopening expenses for the 1996 thirteen week period includes expense for the Woodfield Mall Unit only. The increase in depreciation and amortization and amortization of preopening expenses was due to Unit expansion in 1996.

General, administration and development expenses increased 76.2% to $1.5 million in the first quarter of 1997 compared to $.9 million in the first quarter of 1996. The increase in general administrative and development expenses was due to the increase of senior management employees, corporate employees and Unit management personnel involved with and in training.

Interest income of $2.1 million for the first quarter of 1997 was generated primarily by investing the proceeds from the Company's two follow-on public offerings completed in January and September 1996. Interest income of $.8 million for the first quarter of 1996 was generated primarily by investing the proceeds of the Company's January 1996 follow-on public offering.

The write-off of development costs of $1.9 million in the first quarter of 1997 was the result of the termination of planned Units at Trump Taj Mahal (Atlantic City, New Jersey) and Stratosphere (Las Vegas, Nevada).

The provision for income taxes in the 1997 thirteen week period is based upon the Company's estimated effective tax rate, including tax exempt interest income. The provision for income taxes in the 1996 thirteen week period based upon the Company's effective tax rate, including benefits for approximately $350,000 in net operating loss carryforwards and tax exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital needs arise from the development and opening of new Units. In January 1996, the Company issued an aggregate of 4,140,000 shares of Common Stock pursuant to a secondary public offering at $19.00 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses was approximately $73.6 million. In May 1996, the Company received approximately $1.0 million in net proceeds from the exercise of warrants at $4.80 per share issued to Underwriters of the Company's Initial Public Offering. In September 1996, the Company issued an aggregate of 3,225,000 shares of Common Stock pursuant to an additional public offering at $31.50 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses, were approximately $96.0 million. On March 30, 1997 the Company had working capital of approximately $99.5 million and long-term investments of $49.2 million.

During the first quarter of 1997, the Company generated $10.3 million in cash flow from operating activities compared to $2.9 million in cash flow from operating activities in the first quarter of 1996. In addition the Company generated approximately $1.0 million cash from the sale of put options on approximately 550,000 shares of the Company's Common Stock. The sale of the put options was executed as part of a stock repurchase program announced in January 1997 pursuant to which up to one million shares of the Company's Common Stock may be repurchased. In April 1997, 10,000 shares of Common Stock were purchased through put option assignments. The Company believes that it will continue to generate cash from operating activities and earn interest income, both of which will be utilized for future development and working capital purposes.

The Company's total expenditures required to develop the Mall of America Unit were approximately $4.1 million, including costs related to the expansions of its restaurant and enhancements of thematic elements, net of landlord contributions of approximately $500,000. Total expenditures required to open the Woodfield Mall Unit were approximately $5.7 million, net of landlord contributions of $1.0 million. Additionally, the Company incurred $630,000 in preopening costs and purchased approximately $320,000 of inventory in connection with the opening of its Woodfield Mall Unit.

The average gross investment to open the Company's Gurnee Mills, Tysons Corner, and Sawgrass Mills Units during 1996 was $6.6 million. The Company recorded landlord contributions of $2.7, $1.0 and $.5 million associated with the Gurnee, Tysons and Sawgrass Units respectively. Total expenditures to develop the Walt Disney World Marketplace Unit were $11.2 million net of $1.5 million landlord contributions. Additionally, the Company averaged approximately $650,000 in preopening expenses and purchased an average of $300,000 of inventory in connection with the 1996 openings of the Gurnee, Tysons, and Sawgrass Units. Preopening expenses incurred for the opening of the Walt Disney World Marketplace Unit were approximately $1.2 million and the initial inventory purchased was approximately $600,000.

During the first quarter of 1997, the Company spent approximately $15.1 million, before deducting landlord contributions related to the development of Units planned to be opened in 1997 and early 1998.

Management anticipates capital expenditures of approximately $30.0 million net of landlord contributions for the remainder of fiscal 1997, related to the completion and opening of eight domestic Units in 1997, a portion of the costs associated with the opening of Units in 1998 and capital expenditures associated with maintenance of its existing Units and corporate office expansion. Currently anticipated international Units are expected to require in aggregate approximately $5.0 million in investment during 1997. The Company expects that future domestic locations will cost between $4.0 million and $6.0 million to develop, net of anticipated landlord contributions. In addition, the Company expects that it will incur approximately $650,000 in preopening costs and purchase approximately $300,000 of inventory in connection with the opening of these Units. The Company also expects to open selected, larger Units, such as its planned Units in downtown Chicago, the MGM Grand Hotel and Casino and Disney's Animal Kingdom, which may cost significantly more. In connection with the construction of existing Units, the Company has received landlord contributions, reducing the cost of opening these Units. There can be no assurance, however, that landlord contributions will be available in the future.

The Company contemplates that the development and opening of each of its Units in 1997 through 1999 will be financed with existing cash on hand and cash flow from operations. The Company may require additional equity or debt financing for expansion beyond 1999.

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


QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

As a result of the substantial revenues associated with each new Unit, the timing of new Unit openings will result in significant fluctuations in quarterly results. The mall-based Units may also have higher third or fourth quarter revenues than the other two quarters as a result of seasonal traffic increases at mall locations and seasonally stronger retail sales. Units at entertainment centers or Disney theme parks may show fluctuations in accordance with any overall seasonality at these locations.

The primary inflationary factors affecting the Company's operations include food and beverage and labor costs. Management does not anticipate any significant labor cost increases as a result of the minimum wage increases enacted in 1996 and 1997. In addition, the Company's leases require the Company to pay taxes, maintenance, repairs and utilities, and these costs are subject to inflationary increases. The Company believes low inflation rates have contributed to relatively stable costs. There is no assurance, however, that low inflation rates will continue.

FORWARD LOOKING DISCLOSURE

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financial sources and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, including delays in opening new Units, acceptance of the Rainforest Cafe concept, the quality of the Company's restaurant and retail operations, dependence on discretionary consumer spending, the Company's failure to defend its intellectual property rights, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Exhibits and Reports on Form 8-K

        A.      Exhibits: None

        B. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RAINFOREST CAFE, INC.


Date:    May 13, 1997                           /s/ Kenneth Brimmer
                                        ------------------------------------
                                                   Kenneth Brimmer
                                                     President



Date:    May 13, 1996                           /s/ Mark S. Robinow
                                        ------------------------------------
                                                   Mark S. Robinow
                                               Chief Financial Officer
                                            (Principal Financial Officer)