Form 10-Q
period 1997-06-29
RAINFOREST CAFE INC
filed 1997-08-13
CIK 924919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

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

Number of shares of Common Stock, no par value per share outstanding as of August 13, 1997:
                                  17, 291,330

                             RAINFOREST CAFE, INC.

                                     INDEX


                                                                                      Page number
PART I.    FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements

                 Consolidated Balance Sheets as of
                 June 29, 1997 and December 29, 1996 ....................................  2

                 Statements of Operations for the second quarter and six months ended
                 June 29, 1997 and June 30, 1996 ........................................  3

                 Statements of Cash Flows for the second quarter and six months ended
                 June 29, 1997 and June 30, 1996 ........................................  4

           Notes to Consolidated Financial Statements ...................................  5

           Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ................................  7

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings ................................................... 15

           Item 4.  Submission of Matters to a Vote of Security Holders ................. 15

           Item 6.  Exhibits and Reports on Form 8-K .................................... 15

           Signature Page ............................................................... 16

                             RAINFOREST CAFE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               June 29,          December 29,
(In Thousands)                                                                   1997                1996
                                                                              -----------        ------------
                                ASSETS
Current Assets:
   Cash and cash equivalents                                                     $57,483             $83,894
   Short-term investments                                                         35,812              35,934
   Accounts receivable and other                                                   6,337               5,072
   Inventories                                                                     3,540               2,865
   Preopening expenses                                                             1,271               2,302
                                                                              ----------         -----------

        Total current assets                                                     104,443             130,067

Long-Term Investments                                                             49,985              42,274

Furniture, Equipment and Leasehold Improvements, net                              82,864              48,097

Deferred Income Taxes                                                              2,009               2,009

Other Assets                                                                       1,144                 254
                                                                              ----------         -----------

Total Assets                                                                    $240,445            $222,701
                                                                              ==========         ===========

                 LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities:
   Accounts payable                                                              $19,073              $6,237
   Accrued liabilities-
     Payroll and payroll taxes                                                       629                 466
     Other                                                                         3,885                 843
   Income taxes payable                                                              210               4,201
                                                                              ----------         -----------

        Total current liabilities                                                 23,797              11,747

Deferred Rent                                                                      6,266               7,000
                                                                              ----------         -----------

        Total liabilities                                                         30,063              18,747
                                                                              ----------         -----------

Commitments and Contingencies

Shareholders' Equity:
   Common stock, no par value, 50,000,000 shares authorized;
     17,271,330 and 17,186,506 issued and outstanding                            201,411             199,542
   Retained earnings                                                               8,971               4,412
                                                                              ----------         -----------

        Total shareholders' equity                                               210,382             203,954
                                                                              ----------         -----------

Total Liabilities and Shareholders' Equity                                      $240,445            $222,701
                                                                              ==========         ===========

                             RAINFOREST CAFE, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             Second             Six            Second              Six
                                                          Quarter Ended    Months Ended     Quarter Ended      Months Ended
                                                            June 29,         June 29,         June 30,           June 30,
(In Thousands, Except Share Data)                             1997             1997             1996               1996
                                                          -------------    -------------    -------------      -------------
Revenues:
   Restaurant sales                                          $18,107          $34,728           $5,600             $10,311
   Retail sales                                                5,479           10,477            1,470               2,502
   Licensing fees and royalties                                    5              255               --                  --
                                                         -----------       ----------       ----------          ----------
        Total revenues                                        23,591           45,460            7,070              12,813
                                                         -----------       ----------       ----------          ----------

Costs and Expenses:
   Food and beverage costs                                     4,201            8,163            1,400               2,624
   Cost of retail goods sold                                   2,545            4,901              669               1,137
   Restaurant operating expenses                               8,900           17,079            2,724               5,098
   Retail operating expenses                                   1,776            3,344              464                 832
   Depreciation and amortization                               1,214            2,383              324                 605
   Amortization of preopening expenses                           805            1,626              171                 342
                                                         -----------       ----------       ----------          ----------
        Total costs and expenses                              19,441           37,496            5,752              10,638
                                                         -----------       ----------       ----------          ----------

         Income from Unit Operations and Licensing             4,150            7,964            1,318               2,175
                                                         -----------       ----------       ----------          ----------
Other (Income) Expense:
   General, administrative and development expenses            1,865            3,375            1,125               1,982
   Interest income                                            (2,347)          (4,476)          (1,094)             (1,937)
   Write-off of development costs                                 --            1,935               --                  --
   Other                                                           4               10               --                  --
                                                         -----------       ----------       ----------          ----------
        Total other (income) expense                            (478)             844               31                  45
                                                         -----------       ----------       ----------          ----------

Income before Income Taxes                                     4,628            7,120            1,287               2,130

Provision for Income Taxes                                     1,673            2,559              454                 750
                                                         -----------       ----------       ----------          ----------

        Net income                                            $2,955           $4,561             $833              $1,380
                                                         ===========       ==========       ==========          ==========

Earnings Per Common Share:                                     $0.17            $0.26            $0.06               $0.10
                                                         ===========       ==========       ==========          ==========

Weighted Average Shares Outstanding                       17,817,657       17,790,025       14,454,956          14,026,655
                                                         ===========       ==========       ==========          ==========

                             RAINFOREST CAFE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Second           Six          Second           Six
                                                                      Quarter Ended  Months Ended   Quarter Ended  Months Ended
                                                                        June 29,       June 29,       June 30,       June 30,
(In Thousands)                                                            1997           1997           1996           1996
                                                                      -------------- ------------   -------------  -------------
Operating Activities:
  Net income                                                          $    2,955        $ 4,561        $   833        $ 1,380
  Adjustments to reconcile net income to net cash
  flows from operating activities-
      Depreciation and amortization                                        2,073          3,589          3,242          3,898
      Write-off of discontinued development costs                             --          1,935             --             --
      Change in operating assets and liabilities-
         Accounts receivable and other                                      (265)        (1,265)        (1,752)        (1,181)
         Inventories                                                      (1,335)          (675)          (514)          (399)
         Preopening expenses                                                (582)          (595)        (1,460)        (1,543)
         Accounts payable                                                  6,064         12,836          3,229          3,927
         Accrued liabilities                                                 989           (306)           748          1,094
                                                                      ----------        -------        -------        -------
           Net cash provided by operating activities                       9,899         20,080          4,326          7,176
                                                                      ----------        -------        -------        -------

Investing Activities:
  (Purchases) sales of short-term investments, net                        20,154            122             --             --
  (Purchases) sales of long-term investments, net                           (791)        (7,711)            --             --
   Purchases of furniture, equipment and leasehold
     improvements, net                                                   (22,128)       (39,401)       (12,280)       (21,728)
   Purchases of other assets                                                (485)          (890)            --             --
                                                                      ----------        -------        -------        -------
           Net cash used in investing activities                          (3,250)       (47,880)       (12,280)       (21,728)
                                                                      ----------        -------        -------        -------

Financing Activities:
  Proceeds from the sale of common stock, net                                112            169             --         73,551
  Proceeds from the sale of put options and stock options exercised          213          1,414            232            267
  Proceeds from warrants exercised                                            --             --          1,003          1,003
  Repurchase of common stock                                                (194)          (194)            --             --
                                                                      ----------        -------        -------        -------
           Net cash provided by financing activities                         131          1,389          1,235         74,821
                                                                      ----------        -------        -------        -------

Increase (Decrease) in Cash and Cash Equivalents                           6,780        (26,411)        (6,720)        60,269

Cash and Cash Equivalents, beginning of period                            50,703         83,894         83,313         16,323
                                                                      ----------        -------        -------        -------

Cash and Cash Equivalents, end of period                              $   57,483        $57,483        $76,593        $76,592
                                                                      ==========        =======        =======        =======

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Interest                                                                  --             --             --             --
    Income taxes                                                           1,865          6,340             --             45

                             RAINFOREST CAFE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 29, 1997
                                  (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include all accounts of Rainforest Cafe, Inc. and its wholly-owned and majority-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the twenty-six weeks ended June 29, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997.

(2) EARNINGS PER COMMON SHARE

Earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding during the period. Common stock equivalent shares which relate to stock options, are included in the weighted average only when the effect is dilutive.

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

(5)  RECLASSIFICATIONS

Certain amounts for December 29, 1996 have been reclassified to conform to the June 29, 1997 financial statement presentation. These reclassifications have no effect on previously reported net income or shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, founded in February 1994, owns, operates, and licenses themed restaurant/retail facilities ("Unit") under the name "Rainforest Cafe -- A Wild Place to Shop and Eat(R)." As of June 29, 1997, the Company operated seven Units. The Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota. The Company's second Unit opened on October 20, 1995 in the Woodfield Mall in Schaumburg, Illinois, a suburb of Chicago. The Company's third Unit opened June 2, 1996, in the Gurnee Mills Mall in Gurnee, Illinois, also a suburb of Chicago.

The Company opened its fourth and largest Unit on July 25, 1996, at Walt Disney World Marketplace near Orlando, Florida. The Walt Disney World Marketplace Unit is approximately 30,000 square feet, which includes approximately 6,000 square feet of retail selling space. The Company opened its fifth Unit on October 3,1996, at Tysons Corner Center I, in McLean, Virginia, a suburb of Washington, D.C., its sixth Unit on November 22, 1996, at Sawgrass Mills Mall in Fort Lauderdale, Florida and its seventh Unit on June 5, 1997 in the South Coast Plaza Mall in Costa Mesa (Orange County), California.

The Company presently plans to develop seven additional domestic Units in 1997 and eight domestic Units in 1998. Because the Company anticipates rapid expansion, period to period comparisons may not be meaningful. The Company intends to lease the sites for all future domestic Units and anticipates that most of its future domestic Units will range in size from approximately 16,000 to 23,000 square feet, with between 300 and 400 restaurant seats and approximately 20-25% of square footage dedicated to retail selling space. However, some Units may be significantly larger, such as the existing free-standing Walt Disney World Marketplace Unit, and the planned free-standing Disney's Animal Kingdom Unit, which is expected to comprise approximately 36,000 square feet and have approximately 550 restaurant seats.

In September 1996, the Company entered into an exclusive license agreement with Empresas de Comunicacion y Entretenimiento ("ECE"), a Mexican based owner and operator of seven Hard Rock Cafes, three Planet Hollywoods and an Official All-Star Cafe in Mexico, under which ECE will develop seven Rainforest Cafes in Mexico over a ten year period. Pursuant to this agreement, the Company received a non-refundable licensing fee of $750,000 in September, 1996. Under the terms of the agreement the Company will receive per Unit development and licensing fees of $100,000 and royalties of six percent of food and beverage sales and ten percent of merchandise sales. The Company anticipates that the first Unit will open in Cancun during the third quarter of 1997 and a second unit in Mexico City during the fourth quarter of 1997.

In October 1996, the Company completed an exclusive license agreement with Glendola Leisure, Ltd., ("Glendola") a wholly-owned subsidiary of the Foundation Group, a London-based hotel and restaurant operator, under which Glendola will develop five Rainforest Cafes in the United Kingdom and Ireland over a ten year period. Pursuant to this agreement, the Company will have the option to purchase up to 20% of the equity interest in any Unit developed by Glendola. The Company will receive per Unit development fees of $100,000 and will receive royalties of approximately five percent of sales. The

Company has elected to purchase 20% of the first Unit opened under this agreement. The first Unit opened at the Trucadero, Piccadilly Circus, in London, England on June 23, 1997.

In March 1997, the Company completed a joint venture and exclusive license agreement with the Elephant and Castle Group ("E & C"), a Vancouver based owner and operator of Elephant and Castle pubs and restaurants. E & C and the Company agreed to develop five Rainforest Cafes in Canada over a seven year period. Under the terms of the above agreements, the Company will receive from E & C a $500,000 non refundable licensing fee, of which $250,000 was received in first quarter of 1997, and a warrant to purchase 600,000 shares of E & C stock at $8.00 per share exercisable for a period of five years. In addition, the Company and E & C will each have a 50% equity interest in the joint venture Rainforest Cafe Canada, Inc. ("RCCI"). The Company will receive development fees of $100,000 per Unit opened and will receive royalties of approximately six percent of food and beverage sales and ten percent of merchandise sales. The Company will have the option to purchase E & C's interest of RCCI after seven years based on a predetermined formula of cash flow and investment. Management intends to open its first Canadian Unit during the second quarter of 1998.

In July 1997, the Company completed an agreement with Movie Dream Corporation ("MDC"), a subsidiary of Far East Holdings International Limited. Under the terms of the agreement, the Singapore based group will develop a minimum of five Rainforest Cafe units, opening over ten years. Countries covered by this agreement include Singapore, Malaysia, Indonesia, Thailand, Philippines, Vietnam, Cambodia, Brunei and Burma. MDC has the right to establish sub-franchisees within the territory, with terms and conditions which include a right of the Company to approve of all investors along with all other rights in the master License agreement. The license agreement includes terms substantially similar to those of the Company's prior international agreements including a regional development fee, a per unit opening fee and ongoing royalties based on sales. The license agreement also grants MDC an option for the development rights to India, subject to meeting future performance criteria.

Components of operating expenses include operating payroll and fringe benefits costs, occupancy costs, maintenance costs related to the bird habitat and aquariums, and advertising and promotion costs. The majority of these costs are variable and will increase with sales volume. Management projects that when a new Unit opens, it will incur higher than normal levels of labor and food costs as Unit personnel complete training. Management believes, however, that as new staff gain experience, hourly labor schedules over the ensuing 30-60 day period will be gradually adjusted because of operating efficiencies and then be similar to those at established Units. Each of the Company's current leases includes both fixed rate and percentage rent provisions.

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

General, administrative and development expenses include all corporate and administrative functions that serve to support existing operations and provide
an infrastructure to support future growth.   In addition, certain expenses of
recruiting and training Unit management personnel prior to meeting the criteria to be capitalized as preopening expenses are also included. Management, supervisory and staff salaries, employee benefits, travel, information systems, training, rent and office supplies are primary items of costs in this category.

The Company uses a 52 or 53 week fiscal year ending on the Sunday nearest December 31.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1997, COMPARED TO THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996.


The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:



                                                Second Quarter Ended            Six Months Ended
                                          ----------------------------      ----------------------------
                                          June 29, 1997  June 30, 1996      June 29, 1997  June 30, 1996
                                          -------------  -------------      -------------  -------------
Revenues:
 Restaurant sales                               76.8    %       79.2   %       76.4   %       80.5   %
 Retail sales                                   23.2            20.8           23.0           19.5
 Licensing fees and royalties                      -               -            0.6              -
                                               -----           -----          -----          -----
  Total revenues                               100.0           100.0          100.0          100.0

Costs and Expenses:
 Food and beverage costs (1)                    23.2            25.0           23.5           25.4
 Cost of retail goods sold (2)                  46.5            45.5           46.8           45.4
 Restaurant operating expenses (1)              49.2            48.6           49.2           49.4
 Retail operating expenses (2)                  32.4            31.6           31.9           33.2
 Depreciation and amortization (3)               5.1             4.6            5.2            4.7
 Preopening amortization (3)                     3.4             2.4            3.6            2.7
                                               -----           -----          -----          -----
  Total costs and expenses (3)                  82.4            81.4           82.5           83.0
                                               -----           -----          -----          -----
  Restaurant and retail operating income        17.6            18.6           17.5           17.0
                                               -----           -----          -----          -----
Other (Income) Expense:
 General, administrative and development         7.9            15.9            7.4           15.5
 Interest income                                (9.9)          (15.5)          (9.8)         (15.1)
 Write-off of development costs                    -               -            4.3              -
 Other                                             -               -              -              -
                                               -----           -----          -----          -----
  Total other (income) expense                  (2.0)            0.4            1.9            0.4
                                               -----           -----          -----          -----
Income before Income taxes                      19.6            18.2           15.6           16.6
 Provision for income taxes                      7.1             6.4            5.6            5.8
                                               -----           -----          -----          -----
Net income (loss)                               12.5    %       11.8   %       10.0   %       10.8   %
                                               =====           =====          =====          =====

(1) Percentage of restaurant sales
(2) Percentage of retail sales
(3) Percentage of unit sales

Total revenues increased 234% to $23.6 million for the second quarter and 255% to $45.5 million for the six months of 1997 from $7.1 million for the second quarter and $12.8 million for the six months of 1996. Revenue growth resulted primarily from the operation of four additional Units. Retail sales increased as a percentage of total revenues from 20.8% for the second quarter and 19.5% for the six months in 1996 to 23.2% and 23.0%, respectively, for the comparable periods in 1997. The increase in the percentage of retail sales is primarily due to the addition of the Walt Disney World

Marketplace Unit where 1997 retail sales as a percentage of total sales were 29.6% for the second quarter and 29.4% for six months.

Food and beverage costs increased 200% to $4.2 million for the second quarter and 211% to $8.2 million for the six months of 1997 compared to $1.4 million and $2.6 million for the comparable periods in fiscal 1996. The increase in food and beverage costs was due to Unit expansion. Food and beverage costs decreased as a percentage of restaurant sales for the 1997 periods largely due to improvements in food preparation, purchasing efficiencies, favorable commodity prices and upselling of higher margin, add-on menu items.

Cost of retail goods sold increased 280% to $2.5 million for the second quarter of 1997 compared to $0.7 million for the second quarter of 1996, and 331% to $4.9 million for the six months of 1997 from $1.1 million for the comparable period in 1996. The increase in cost of retail goods sold was due to Unit expansion and the addition of an expanded retail distribution center during the second half of 1996.

Restaurant and retail operating expenses increased 227% and 283%, respectively, for the second quarter and 235% and 302%, respectively, for the six months of 1997, primarily due to Unit expansion. Both restaurant and retail operating expenses as a percentage of applicable restaurant and retail sales remained stable due to efficient labor usage, negotiated price reductions for supplies and high retail volume experienced by the Company.

Depreciation and amortization increased 275% to $1.2 million in the second quarter of 1997 compared to $0.3 million for the comparable period in 1996 and 294% to $2.4 million for the six months of 1997 from $0.6 million in 1996. Amortization of preopening expenses increased 371% to $0.8 million for the second quarter and 375% to $1.6 million for the six months of 1997 from $0.2 million for the second quarter and $0.3 million for the six months of 1996. The increase in depreciation and amortization and amortization of preopening expenses was due to Unit expansion.

General, administration and development expenses increased 65.8% to $1.9 million and 70.3% to $3.4 million for the second quarter and six months of 1997 compared with $1.1 million and $2.0 million for the comparable periods of 1996. The increase in general, administrative and development expenses was due to the increase of senior management, corporate employees and Unit management personnel focused on maximizing companywide growth strategies.

Interest income of $2.3 million and $4.5 million for the second quarter and six months of 1997 was generated primarily by investing the proceeds from the Company's two follow-on public offerings completed in January and September 1996. Interest income of $1.9 million for the six months of 1996 was generated primarily by investing the proceeds of the Company's January 1996 follow-on public offering.

The write-off of development costs of $1.9 million in the first quarter of 1997 was the result of the termination of planned Units at Trump Taj Mahal (Atlantic City, New Jersey) and Stratosphere (Las Vegas, Nevada).

The provision for income taxes in the 1997 twenty-six week period is based upon the Company's estimated effective tax rate, including tax-exempt interest income. The provision for income taxes in the

1996 twenty-six week period is based upon the Company's effective tax rate, including the benefits of approximately $350,000 in net operating loss carryforwards and tax exempt interest income.

Net income was $3.0 million ($0.17 per share) and $4.6 million ($0.26 per share) for the second quarter and six months of 1997 compared with $0.8 million ($0.06 per share) and $1.4 million ($0.10 per share) for the second quarter and six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital needs arise from the development and opening of new Units. In January 1996, the Company issued an aggregate of 4,140,000 shares of common stock pursuant to a secondary public offering at $19.00 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses was approximately $73.6 million. In May 1996, the Company received approximately $1.0 million in net proceeds from the exercise of warrants at $4.80 per share issued to Underwriters of the Company's Initial Public Offering. In September 1996, the Company issued an aggregate of 3,225,000 shares of common stock pursuant to an additional public offering at $31.50 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses, were approximately $96.0 million. On June 29, 1997 the Company had working capital of approximately $80.6 million and long-term investments of $50.0 million.

The Company generated cash flow from operating activities of $9.9 million and $20.1 million for the second quarter and six months of 1997 compared to $4.3 million and $7.2 million for the second quarter and six months of 1996. In addition the Company generated approximately $1.1 million cash from the sale of put options on approximately 650,000 shares of the Company's common stock. The sale of the put options was executed as part of a stock repurchase program announced in January 1997 pursuant to which up to 1.0 million shares of the Company's common stock may be repurchased. In April 1997, 10,000 shares of common stock were repurchased through put option assignments. The Company believes that it will continue to generate cash from operating activities and earn interest income, both of which will be utilized for future development and working capital purposes.

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

The average gross investment to open the Company's Gurnee Mills, Tysons Corner, and Sawgrass Mills Units during 1996 was $6.6 million. The Company recorded landlord contributions of $2.7, $1.0 and $0.5 million associated with the Gurnee, Tysons and Sawgrass Units respectively. Total expenditures to develop the Walt Disney World Marketplace Unit were $11.2 million net of $1.5 million landlord contributions. Additionally, the Company averaged approximately $650,000 in preopening expenses and purchased an average of $300,000 of inventory in connection with the 1996 openings of the Gurnee, Tysons, and Sawgrass Units. Preopening expenses incurred for the opening of the Walt Disney World

Marketplace Unit were approximately $1.2 million and the initial inventory purchased was approximately $600,000.

During the second quarter of 1997, the Company spent approximately $21.6 million, before deducting landlord contributions related to the development of Units planned to be opened in 1997 and early 1998.

Management anticipates capital expenditures of approximately $20.0 million net of landlord contributions for the remainder of fiscal 1997, related to the completion and opening of seven additional domestic Units in 1997, a portion of the costs associated with the opening of Units in 1998 and capital expenditures associated with maintenance of its existing Units and corporate office expansion. Currently anticipated international Units are expected to require in aggregate approximately $5.0 million in investment during 1997. The Company expects that future domestic locations will cost between $4.0 million and $6.0 million to develop, net of anticipated landlord contributions. In addition, the Company expects that it will incur approximately $650,000 in preopening costs and purchase approximately $300,000 of inventory in connection with the opening of these Units. The Company also expects to open selected, larger Units, such as its planned Units in downtown Chicago, the MGM Grand Hotel and Casino and Disney's Animal Kingdom, which may cost significantly more. In connection with the construction of existing Units, the Company has received landlord contributions, reducing the cost of opening these Units. There can be no assurance, however, that landlord contributions will be available in the future.

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

The primary inflationary factors affecting the Company's operations include food and beverage and labor costs. Management does not anticipate any significant labor cost increases as a result of the minimum wage increases enacted in 1996 and 1997. In addition, the Company's leases require the Company to pay costs that are subject to inflationary increases, such as taxes, maintenance, repairs and utilities. The Company believes low inflation rates have contributed to relatively stable costs. There is no assurance, however, that low inflation rates will continue.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 4. Submission of Matters to a Vote of Security Holders

     A. The Annual  Meeting of Shareholders was held on May 22, 1997.

     B. Matters voted upon:

        (1) Directors elected at meeting:


                                  AFFIRMATIVE  NEGATIVE
                                    VOTES       VOTES     ABSTENTIONS
                                  -----------  --------   -----------
          Lyle Berman             14,696,808    36,997     2,501,275
          Kenneth W. Brimmer      14,700,914    32,891     2,501,275
          David L. Rogers         14,700,044    33,761     2,501,275
          Steven W. Schussler     14,696,509    37,296     2,501,275
          Ercu Ucan               14,688,926    44,879     2,501,275
          Joel N. Waller          14,699,924    33,881     2,501,275


Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits: None

     B. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RAINFOREST CAFE, INC.


Date:  August 13, 1997               ____________________________________
                                         Kenneth W. Brimmer
                                              President


Date:  August 13, 1997               ____________________________________
                                           Mark S. Robinow
                                        Chief Financial Officer
                                      (Principal Financial Officer)