Form 10-Q
period 1997-09-28
RAINFOREST CAFE INC
filed 1997-11-07
CIK 924919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

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



                                    YES X           NO
                                       -------        ------

Number  of  shares of Common  Stock,  no par value per share  outstanding  as of
October 27, 1997:     17,446,392

                              RAINFOREST CAFE, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                                          Page number

          Item 1.  Consolidated Financial Statements

                   Consolidated Balance Sheets
                   as of September 28, 1997 and December 29, 1996............................................2

                   Consolidated Statements of Operations for the third quarter and nine months ended September 28, 1997 and September 29, 1996...........................................3

                   Consolidated Statements of Cash Flows for the nine months
                   ended September 28, 1997 and September 29, 1996...........................................4

          Notes to Consolidated Financial Statements.........................................................5

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................................................7

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.........................................................................15

          Item 4.  Submission of Matters to a Vote of Security Holders.......................................15

          Item 6.  Exhibits and Reports on Form 8-K..........................................................15

          Signature Page.....................................................................................16

                             RAINFOREST CAFE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                  September 28,      December 29,
(In Thousands)                                                                        1997              1996
                                                                                  ------------       -----------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                      $     56,822       $    83,894
   Short-term investments                                                               26,473            35,934
   Accounts receivable and other                                                         9,194             5,072
   Inventories                                                                           5,793             2,865
   Preopening expenses                                                                   2,071             2,302
                                                                                  ------------       -----------
        Total current assets                                                           100,353           130,067

Long-Term Investments                                                                   45,554            42,274

Furniture, Equipment and Leasehold Improvements, net                                    91,192            48,097

Deferred Income Taxes                                                                    2,009             2,009

Other Assets                                                                             1,164               254
                                                                                  ------------       -----------

Total Assets                                                                      $    240,272       $   222,701
                                                                                  ============       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                               $     11,225       $     6,237
   Accrued liabilities-
     Payroll and payroll taxes                                                           2,909               466
     Other                                                                               2,821               843
   Income taxes payable                                                                    486             4,201
                                                                                  ------------       -----------

        Total current liabilities                                                       17,441            11,747

Deferred Rent                                                                            6,439             7,000
                                                                                  ------------       -----------

        Total liabilities                                                               23,880            18,747
                                                                                  ------------       -----------

Commitments and Contingencies

Shareholders' Equity:
   Common stock, no par value, 50,000,000 shares authorized;
     17,421,392 and 17,186,506 issued and outstanding                                  203,666           199,542
   Retained earnings                                                                    12,726             4,412
                                                                                  ------------       -----------

        Total shareholders' equity                                                     216,392           203,954
                                                                                  ------------       -----------

Total Liabilities and Shareholders' Equity                                        $    240,272       $   222,701
                                                                                  ============       ===========

                             RAINFOREST CAFE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Third           Third           Nine            Nine
                                                   Quarter Ended   Quarter Ended   Months Ended    Months Ended
                                                   September 28,   September 29,  September 28,   September 29,
(In Thousands, Except Share Data)                       1997           1996            1997            1996
                                                   -----------     ---------      -----------     -----------
Revenues:
   Restaurant sales                                $    21,455     $  11,326      $    56,183     $    21,638
   Retail sales                                          6,431         3,642           16,908           6,144
   Licensing fees and royalties                            122           750              377             750
                                                   -----------     ---------      -----------     -----------
        Total revenues                                  28,008        15,718           73,468          28,532
                                                   -----------     ---------      -----------     -----------

Costs and Expenses:
   Food and beverage costs                               5,034         2,864           13,197           5,489
   Cost of retail goods sold                             2,919         1,702            7,820           2,840
   Restaurant operating expenses                        10,456         5,503           27,535          10,600
   Retail operating expenses                             2,004         1,128            5,348           1,959
   Depreciation and amortization                         1,327           591            3,710           1,196
   Amortization of preopening expenses                     685           554            2,311             896
                                                   -----------     ---------      -----------     -----------
        Total costs and expenses                        22,425        12,342           59,921          22,980
                                                   -----------     ---------      -----------     -----------

        Income from Unit Operations and Licensing        5,583         3,376           13,547           5,552
                                                   -----------     ---------      -----------     -----------
                                                                                          .
Other (Income) Expense:
   General, administrative and development expenses      2,022         1,254            5,397           3,235
   Interest income                                      (2,306)       (1,076)          (6,782)         (3,012)
   Write-off of development costs                            -             -            1,935               -
   Other                                                     -           181               10             181
                                                   -----------     ---------      -----------     -----------
        Total other (income) expense                      (284)          359              560             404
                                                   -----------     ---------      -----------     -----------

Income before Income Taxes                               5,867         3,017           12,987           5,148

Provision for Income Taxes                               2,112         1,093            4,671           1,843
                                                   -----------     ---------      -----------     -----------

        Net Income                                 $     3,755     $   1,924      $     8,316     $     3,305
                                                   ===========     =========      ===========     ===========

Earnings Per Common Share:                         $      0.21     $    0.13      $      0.47     $      0.23
                                                   ===========     =========      ===========     ===========

Weighted Average Shares Outstanding                 17,855,502    14,819,665       17,811,851      14,391,307
                                                   ===========    ==========      ===========     ===========

                             RAINFOREST CAFE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                       Nine Months Ended
                                                                              -------------------------------------
(In Thousands)                                                                September 28,           September 29,
                                                                                  1997                    1996
                                                                              -------------           -------------
Operating Activities:
  Net income                                                                  $   8,316               $    3,305
  Adjustments to reconcile net income to net cash
   flows from operating activities-
      Depreciation and amortization                                               5,973                    2,832
      Write-off of discontinued development costs                                 1,935                        -
      Change in operating assets and liabilities-
         Accounts receivable and other                                           (5,649)                  (1,591)
         Inventories                                                             (2,928)                  (1,056)
         Preopening expenses                                                     (2,080)                  (2,256)
         Accounts payable                                                         4,988                    1,945
         Accrued liabilities                                                      2,211                    3,568
                                                                              ---------               ----------
           Net cash provided by operating activities                             12,766                    6,747
                                                                              ---------               ----------

Investing Activities:
  (Purchases) sales of short-term investments, net                                9,461                        -
  (Purchases) sales of long-term investments, net                                (3,280)                       -
   Purchases of furniture, equipment and leasehold
     improvements, net                                                          (49,253)                 (32,894)
   Purchases of other assets                                                       (910)                       -
                                                                              ---------               ----------
           Net cash used in investing activities                                (43,982)                 (32,894)
                                                                              ---------               ----------

Financing Activities:
  Proceeds from the sale of common stock and put options, net                     2,811                  169,820
  Proceeds from warrants exercised                                                    -                    1,061
  Repurchase of common stock                                                       (194)                       -
  Tenant allowances collected                                                     1,527                    2,750
                                                                              ---------               ----------
           Net cash provided by financing activities                              4,144                  173,631
                                                                              ---------               ----------

Increase (Decrease) in Cash and Cash Equivalents                                (27,072)                 147,484

Cash and Cash Equivalents, beginning of period                                   83,894                   16,323
                                                                              ---------               ----------

Cash and Cash Equivalents, end of period                                      $  56,822               $  163,807
                                                                              =========               ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Interest                                                                  $       -              $         -
    Income taxes                                                                  7,147                       45

                              RAINFOREST CAFE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1997
                                   (UNAUDITED)

(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include all accounts of Rainforest Cafe, Inc. and its wholly-owned and majority-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the nine months ended September 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997.

(2)      EARNINGS PER COMMON SHARE

Earnings per common share have been computed by dividing net income by the weighted average number of common shares outstanding during the period. Common stock equivalent shares which relate to stock options, are included in the weighted average only when the effect is dilutive.

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

(5)     RECLASSIFICATIONS

Certain amounts for December 29, 1996 have been reclassified to conform to the September 28, 1997 financial statement presentation. These reclassifications have no effect on previously reported net income or shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, founded in February 1994, owns, operates, and licenses themed restaurant/retail facilities ("Unit") under the name "Rainforest Cafe -- A Wild Place to Shop and Eat(R)." As of September 28, 1997, the Company owned and operated eight Units in the United States and licensed two Units outside of the United States. The Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota. The Company's second Unit opened on October 20, 1995 in the Woodfield Mall in Schaumburg, Illinois, a suburb of Chicago. The Company's third Unit opened June 2, 1996, in the Gurnee Mills Mall in Gurnee, Illinois, also a suburb of Chicago.

The Company opened its fourth and largest Unit on July 25, 1996, at Walt Disney World Marketplace near Orlando, Florida. The Walt Disney World Marketplace Unit is approximately 30,000 square feet, which includes approximately 6,000 square feet of retail selling space. The Company opened its fifth Unit on October 3, 1996, at Tysons Corner Center I, in McLean, Virginia, a suburb of Washington, D.C., its sixth Unit on November 22, 1996, at Sawgrass Mills Mall in Fort Lauderdale, Florida, its seventh Unit on June 5, 1997 in the South Coast Plaza Mall in Costa Mesa (Orange County), California and its eighth Unit on September 5, 1997 in The Source in Westbury (Long Island), New York. The Company opened its ninth Unit on October 1, 1997 in downtown Chicago, Illinois. Results of operations for this Unit are not included for periods ended September 28, 1997.

The Company presently plans to develop four additional domestic Units in 1997 and nine domestic Units in 1998. Because the Company anticipates continued rapid expansion, period to period comparisons may not be meaningful. The Company presently intends to lease the sites for all future domestic Units and anticipates that most of its future domestic Units will range in size from approximately 16,000 to 23,000 square feet, with between 300 and 400 restaurant seats and approximately 20-25% of square footage dedicated to retail selling space. However, some Units may be significantly larger, such as the existing free-standing 30,000 square foot Walt Disney World Marketplace Unit, and the planned free-standing Disney's Animal Kingdom Unit, which is expected to open near the end of the first quarter of 1998 and which will comprise approximately 36,000 square feet and have approximately 550 restaurant seats.

In September 1996, the Company entered into an exclusive license agreement with Empresas de Comunicacion y Entretenimiento ("ECE"), a Mexican based owner and operator of other theme restaurants in Mexico such as Hard Rock Cafe, Planet Hollywood and Official All-Star Cafe, under which ECE will develop seven Rainforest Cafe Units in Mexico over a ten year period. Pursuant to this agreement, the Company received a non-refundable licensing fee of $750,000 in September 1996. Under the terms of the agreement the Company will receive per Unit development and licensing fees of $100,000 and royalties of six percent of food and beverage sales and ten percent of merchandise sales. The ECE opened its first Unit in Cancun on August 15, 1997 and its second Unit in Mexico City on October 15, 1997. Results of operations for this Unit are not included for periods ended September 28, 1997.

In October 1996, the Company completed an exclusive license agreement with Glendola Leisure, Ltd., ("Glendola") a wholly-owned subsidiary of the Foundation Group, a London-based hotel and restaurant operator, under which Glendola will develop five Rainforest Cafe Units in the United Kingdom and Ireland over a ten year period. Pursuant to this agreement, the Company has the option to purchase up to 20% of the equity interest in any Unit developed by Glendola. The Company is entitled to receive per Unit development fees of $100,000 and will receive royalties of approximately five percent of sales. The Company has elected to purchase 20% of the first Unit opened under this agreement. The first Unit opened at the Trucadero, Piccadilly Circus, in London, England on June 23, 1997.

In March 1997, the Company completed a joint venture and exclusive license agreement with the Elephant and Castle Group ("E & C"), a Vancouver based owner and operator of Elephant and Castle pubs and restaurants. E & C and the Company agreed to develop five Rainforest Cafes in Canada over a seven year period. Under the terms of the above agreements, the Company is entitled to receive from E & C a $500,000 non refundable licensing fee, of which $250,000 was received in first quarter of 1997, and a warrant to purchase 600,000 shares of E & C stock at $8.00 per share exercisable for a period of five years. In addition, the Company and E & C will each have a 50% equity interest in the joint venture Rainforest Cafe Canada, Inc. ("RCCI"). The Company will receive development fees of $100,000 per Unit opened and will receive royalties of approximately six percent of food and beverage sales and ten percent of merchandise sales. The Company will have the option to purchase E & C's interest of RCCI after seven years based on a predetermined formula of cash flow and investment. RCCI intends to open its first Canadian Unit near Vancouver, British Columbia at the end of the second quarter of 1998.

In July 1997, the Company completed an agreement with Movie Dream Corporation ("MDC"), a subsidiary of Far East Holdings International Limited. Under the terms of the agreement, the Singapore based group will develop a minimum of five Rainforest Cafe Units, opening over ten years. Countries covered by this agreement include Singapore, Malaysia, Indonesia, Thailand, Philippines, Vietnam, Cambodia, Brunei and Burma. MDC has the right to establish sub-franchisees within the territory, with terms and conditions, which include a right of the Company to approve of all investors and all other rights in the master license agreement. The master license agreement includes terms substantially similar to those of the Company's prior international agreements including a regional development fee, a per Unit opening fee and ongoing royalties based on sales. The license agreement also grants MDC an option for the development rights to India, subject to meeting future performance criteria.

Components of operating expenses include operating payroll and fringe benefits costs, occupancy costs, maintenance costs related to the bird habitat and aquariums, and advertising and promotion costs. The majority of these costs are variable and will increase with sales volume. Management projects that when a new Unit opens, it will incur higher than normal levels of labor and food costs as Unit personnel complete training. Management believes, however, that as new staff gain experience, hourly labor schedules over the ensuing 30-60 day period will gradually adjust because of operating efficiencies and then be similar to those at established Units. Each of the Company's current leases includes both fixed rate and percentage rent provisions.

The Company's policy is to capitalize costs associated with the opening of Units, including the cost of hiring and training the initial workforce, travel and other direct costs, if it is determined these costs are recoverable. These costs are then amortized over the eleven month period following the opening of a Unit beginning the first full month of operation. Preopening costs for Units opened in fiscal years 1995 and 1996 averaged approximately $650,000 per Unit excluding the Walt Disney World Marketplace Unit which incurred approximately $1.2 million of preopening costs.

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

RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1997, COMPARED TO THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 29, 1996.


The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                                        Third Quarter Ended                Nine Months Ended
                                                    September 28,  September 29,      September 28, September 29,
                                                       1997            1996              1997            1996
                                                       ----            ----              ----            ----
Revenues:
   Restaurant sales                                      76.6%           72.1%             76.5%          75.8%
   Retail sales                                          23.0            23.2              23.0           21.6
   Licensing fees and royalties                           0.4             4.7               0.5            2.6
                                                    ---------      ----------         ---------     ----------
      Total revenues                                    100.0           100.0             100.0          100.0


Costs and Expenses:
   Food and beverage costs (1)                           23.5            25.3              23.5           25.4
   Cost of retail goods sold (2)                         45.4            46.7              46.3           46.2
   Restaurant operating expenses (1)                     48.7            48.6              49.0           49.0
   Retail operating expenses (2)                         31.2            31.0              31.6           31.9
   Depreciation and amortization (3)                      4.8             3.9               5.1            4.3
   Amortization of preopening expenses (3)                2.5             3.7               3.2            3.2
      Total costs and expenses (3)                       80.4            82.5              82.0           82.7

      Income from Unit Operations and Licensing          19.9            21.5              18.4           19.5


Other (Income) Expense:
   General, administrative and development expenses       7.2             8.0               7.3           11.4
   Interest income                                       (8.2)           (6.8)             (9.2)         (10.6)
   Write-off of development costs                           -               -               2.6              -
   Other                                                    -             1.1                 -            0.6
                                                    ---------      ----------         ---------     ----------
      Total other (income) expense                       (1.0)            2.3               0.7            1.4
                                                    ---------      ----------         ---------     ----------

Income before Income Taxes                               20.9            19.2              17.7           18.1
Provision for Income Taxes                                7.5             7.0               6.4            6.5
                                                    ---------      ----------         ---------     ----------
Net Income                                               13.4%           12.2%             11.3%          11.6%
                                                    =========      ==========         =========     ==========

(1) Percentage of restaurant sales
(2) Percentage of retail sales
(3) Percentage of restaurant and retail sales


Total revenues increased 78% to $28.0 million for the third quarter and 158% to $73.5 million for the nine months of 1997 from $15.7 million for the third quarter and $28.5 million for the nine months of 1996. Revenue growth resulted primarily from the addition of four Units since September 29, 1996 and from a full period of operation of the Walt Disney World Marketplace Unit in the 1997 periods.

Food and beverage costs increased 76% to $5.0 million for the third quarter and 140% to $13.2 million for the nine months of 1997 compared to $2.9 million and $5.5 million for the comparable periods in fiscal 1996. The increase in food and beverage costs was due primarily to Unit expansion. Food and beverage costs decreased as a percentage of restaurant sales for the 1997 periods largely because of improvements in food preparation, purchasing efficiencies, favorable commodity prices and upselling of higher margin, add-on menu items.

Cost of retail goods sold increased 72% to $2.9 million for the third quarter of 1997 compared to $1.7 million for the third quarter of 1996, and 175% to $7.8 million for the nine months of 1997 from $2.8 million for the comparable period in 1996. The increase in cost of retail goods sold was due primarily to Unit expansion and the addition of an expanded retail distribution center during the second half of 1996. The third quarter decrease in cost of retail goods sold as a percentage of retail sales results from enhanced purchasing power due to volume and additions of less expensive vendor sources.

Restaurant and retail operating expenses increased 90% and 78%, respectively, for the third quarter and 160% and 173%, respectively, for the nine months of 1997, primarily due to Unit expansion. Both restaurant and retail operating expenses as a percentage of applicable restaurant and retail sales remained relatively stable.

Depreciation and amortization increased 125% to $1.3 million in the third quarter of 1997 compared to $0.6 million for the comparable period in 1996 and 210% to $3.7 million for the nine months of 1997 from $1.2 million in 1996. Amortization of preopening expenses increased 24% to $0.7 million for the third quarter and 158% to $2.3 million for the nine months of 1997 from $0.6 million for the third quarter and $0.9 million for the nine months of 1996. The increase in depreciation and amortization and amortization of preopening expenses was due to Unit expansion. The increase in depreciation as a percentage of restaurant and retail sales is due to increased costs of Unit development and retrofit of existing Units resulting from the standardization of the Unit concept theme.

General, administration and development expenses increased 61% to $2.0 million and 67% to $5.4 million for the third quarter and nine months of 1997 compared to $1.3 million and $3.2 million for the comparable periods of 1996. The increase in general, administrative and development expenses was due to the increase of senior management, corporate employees and Unit management personnel in training. Management believes general, administrative and development expenses will grow at a slower rate than total revenues over the next four quarters resulting in a decrease in these expenses as a percentage of total revenues.

Interest income of $2.3 million and $6.8 million for the third quarter and nine months of 1997 was generated primarily by investing a portion of the proceeds from the Company's two follow-on public offerings completed in January and September 1996. Interest income of $3.0 million for the nine months of 1996 was generated primarily by investing a portion of the proceeds of the Company's January 1996 follow-on public offering.

The write-off of development costs of $1.9 million in the first quarter of 1997 was the result of the termination of planned Units at Trump Taj Mahal (Atlantic City, New Jersey) and Stratosphere (Las Vegas, Nevada).

The provision for income taxes in the 1997 nine-month period is based upon the Company's estimated effective tax rate, including tax-exempt interest income. The provision for income taxes in the 1996 nine-month period is based upon the Company's effective tax rate, including the benefits of approximately $350,000 in net operating loss carryforwards and tax exempt interest income.

Net income was $3.8 million ($0.21 per share) and $8.3 million ($0.47 per share) for the third quarter and nine months of 1997 compared with $1.9 million ($0.13 per share) and $3.3 million ($0.23 per share) for the third quarter and nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital needs arise from the development and opening of new Units. In January 1996, the Company issued an aggregate of 4,140,000 shares of common stock pursuant to a secondary public offering at $19.00 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses was approximately $73.6 million. In May 1996, the Company received approximately $1.0 million in net proceeds from the exercise of warrants at $4.80 per share issued to Underwriters of the Company's Initial Public Offering. In September 1996, the Company issued an aggregate of 3,225,000 shares of common stock pursuant to an additional public offering at $31.50 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses, were approximately $96.0 million. On September 28, 1997 the Company had working capital of approximately $82.9 million and long-term investments of $45.6 million.

The Company generated $12.8 million in cash flow from operating activities for the nine months of 1997 compared to $6.7 million for the nine months of 1996. In addition, for the nine months of 1997 the Company generated $1.0 million in stock options exercised, compared with $0.3 million for the comparable period in 1996, and approximately $1.5 million cash from the sale of put options on approximately 935,000 shares of the Company's common stock. The sale of the put options was executed as part of a stock repurchase program announced in January 1997 pursuant to which up to 1.0 million shares of the Company's common stock may be repurchased. In April 1997, 10,000 shares of common stock were repurchased through put option assignments. The Company believes that it will continue to generate cash from operating activities and earn interest income, both of which will be utilized for future development and working capital purposes.

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

The average gross investment to open the Company's Gurnee Mills, Tysons Corner, and Sawgrass Mills Units during 1996 was $6.6 million. The Company recorded landlord contributions of $2.7, $1.0 and $0.5 million associated with the Gurnee, Tysons, and Sawgrass Units respectively. Total expenditures to develop the Walt Disney World Marketplace Unit were $11.2 million net of $1.5 million landlord contributions. Additionally, the Company averaged approximately $650,000 in preopening expenses and purchased an average of $300,000 of inventory in connection with the 1996 openings of the Gurnee,

Tysons, and Sawgrass Units. Preopening expenses incurred for the opening of the Walt Disney World Marketplace Unit were approximately $1.2 million and the initial inventory purchased was approximately $600,000.

The Company has opened three Units during 1997 and plans to develop four additional Units by the end of the year. The estimated average gross investment to open the Company's South Coast Plaza and The Source Units was $7.4 million, while total expenditures to develop the free-standing downtown Chicago Unit were $10.0 million. The Company recorded landlord contributions of approximately $700,000 for the South Coast Plaza Unit. Additionally, the Company averaged approximately $700,000 in preopening expenses and purchased approximately $325,000 in initial inventory. The costs associated with the opening of these three Units is higher than the average cost anticipated to open the remaining 1997 Units because these sites are higher cost markets.

During the third quarter of 1997, the Company spent approximately $9.3 million, before deducting landlord contributions related to the development of Units to open in fourth quarter 1997 and early 1998. Management anticipates capital expenditures of approximately $17.5 million, net of landlord contributions, for the remainder of fiscal 1997, related to the completion and opening of four additional domestic Units in fourth quarter 1997, a portion of the costs associated with the opening of Units in 1998 and capital expenditures associated with maintenance of its existing Units and corporate office expansion. Currently anticipated international Units will require significantly less investment than domestic Units. The Company expects future domestic locations to cost between $5.5 million and $7.5 million to develop, net of anticipated landlord contributions. In addition, the Company expects that it will incur approximately $650,000 in preopening costs and purchase approximately $300,000 of inventory in connection with the opening of these Units. The Company also expects to open selected, larger Units, such as its planned Units at the MGM Grand Hotel and Casino and Disney's Animal Kingdom, which may cost significantly more. In connection with the construction of existing Units, the Company has received landlord contributions, which reduced the cost of opening these Units. There can be no assurance, however, that landlord contributions will be available in the future.

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

The primary inflationary factors affecting the Company's operations include food and beverage and labor costs. Management does not anticipate any significant labor cost increases as a result of the minimum wage increases enacted in 1996 and 1997. Units in higher cost labor markets such as California, New York and Nevada may experience lower operating margins than units located in lower cost labor markets. In addition, the Company's leases require the Company to pay costs that are subject to inflationary increases, such as taxes, maintenance, repairs and utilities. The Company believes low inflation rates have contributed to relatively stable costs. There is no assurance, however, that low inflation rates will continue.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings: None

ITEM 4. Submission of Matters to a Vote of Security Holders

         A.    A Special Meeting of Shareholders was held on September 29, 1997.

         B.    Matters voted upon:

               (1) Proposal to adopt the Company's 1997 Directors' Stock Option and Compensation Plan.

                     AFFIRMATIVE VOTES      NEGATIVE VOTES       ABSTENTIONS
                     -----------------      --------------       -----------
                         9,382,625            1,347,567           6,593,700

               (2) Proposal to amend the Company's 1995 Stock Option and Compensation Plan to increase the number of shares of Common stock reserved for issuance thereunder from 1,500,000 to 2,500,000.

                     AFFIRMATIVE VOTES      NEGATIVE VOTES       ABSTENTIONS
                     -----------------      --------------       -----------
                         8,403,799            2,469,772           6,450,321

Item 6. Exhibits and Reports on Form 8-K

         A.    Exhibits: None

         B. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 RAINFOREST CAFE, INC.



Date:           November 7, 1997
                                                 ------------------------------
                                                       Kenneth W. Brimmer
                                                          President



Date:           November 7, 1997
                                                 ------------------------------
                                                        Mark S. Robinow
                                                    Chief Financial Officer
                                                  (Principal Financial Officer)