Form 10-K405
period 1997-12-28
RAINFOREST CAFE INC
filed 1998-03-30
CIK 924919

-------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997
                                    OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                          --------    --------
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

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                                             -------------
NO PAR VALUE
------------

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

As of March 20, 1998, 25,499,687 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on March 20, 1998, was $384,927,000. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

PART II and IV - Portions of the Registrant's Annual Report to Shareholders for the year ended December 28, 1997, are incorporated by reference into Items 5 through 8, inclusive.

PART III - Portions of the Registrant's definitive proxy statement in connection with the annual meeting of the shareholders to be held on May 18, 1998, are incorporated by reference into Items 10 through 13, inclusive.

-------------------------------------------------------------------------------

PART I

ITEM 1.  BUSINESS

    The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Rainforest Cafe, Inc. (the "Company") could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors."

    The Company owns, operates and licenses large, high volume, themed restaurant/retail facilities (a "Unit" or "Rainforest Cafe") under the name "Rainforest Cafe -- A Wild Place to Shop and Eat." The Company's Units are designed to provide a visually and audibly stimulating and entertaining rain forest environment that appeals to a broad range of customers of all ages. Each Rainforest Cafe consists of a Restaurant and a Retail Village. The Restaurant provides an attractive value to customers by offering a full menu of high quality food and beverage items, generous portions and excellent service in a unique and exciting environment. The Retail Village features apparel, toys and gifts with the Rainforest Cafe logo and other items reflecting the rain forest theme.

THE RAINFOREST CAFE CONCEPT AND STRATEGY

    The Company seeks to differentiate itself by providing high quality, freshly prepared food and proprietary retail merchandise in a themed environment. The key factors of the Company's market positioning and operating strategy are as follows:

    Distinctive Concept. The Company's rain forest theme is promoted by a simulated unique rain forest environment throughout the Unit. Each Rainforest Cafe features a visually and audibly exciting environment that usually includes a variety of live tropical birds, exotic saltwater fish in large custom-designed aquariums, animated robotic animals and sculpted banyan trees that create a canopy of foliage. The dynamic rain forest atmosphere is further enhanced by simulated thunder and lightning storms, tropical rain showers, waterfalls, mists that emanate from extensive rock formations, and specially-developed aromatic scents. This entertaining rain forest environment makes each Rainforest Cafe "A Wild Place to Shop and Eat."

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

    High Quality Food. The Restaurant provides an attractive value to customers by offering a moderately-priced, full menu of high quality food and beverage items served in generous portions in a distinctive environment. The Restaurant features a wide variety of beverages, appetizers, pastas, sandwiches, salads, pizzas, burgers and full-platter entrees, presented in a visually appealing manner. Menu items are prepared on-site using high quality ingredients. Lunch and dinner entrees range in price from $7.99 to $18.99 and the average guest check was approximately $13.00 for the fiscal year ended December 28, 1997. Management believes that its high quality food contributes to a significant level of repeat business.

    Commitment to Retail and Building Brand Awareness. In order to enter the Restaurant, all customers must pass through the Unit's Retail Village. The Retail Village offers over 3,000 SKUs and includes apparel, toys and gifts with the Rainforest Cafe logo and other items suggesting the rain forest theme. The Company has also developed eight proprietary Animal Characters, each with a distinct personality, as an additional method of merchandising its retail products. The Company utilizes several of its Animal Characters for clothing, toys and gifts. By offering items featuring the Rainforest Cafe logo and Animal Characters, the Company believes it is continuing to build "brand equity" in the Rainforest Cafe name that will allow it to attract more customers and to enhance its competitive retail position. The Retail Village is also intended to be educational, with displays of live exotic tropical birds and fish and an animated talking tree that delivers environmental messages.

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

    Commitment to Attracting and Retaining Quality Employees. By providing extensive training and attractive compensation, the Company fosters a strong corporate culture and encourages a sense of personal commitment from its employees. The Company believes its compensation structure and positive corporate culture enable it to attract and retain quality employees. The Company believes that Unit management is important for the profitability of each Rainforest Cafe and accordingly, places particular emphasis on recruiting Unit-level Directors of Operations that have significant restaurant and management experience. The Company anticipates that, prior to opening a Unit, a Director of Operations will have been trained at one or more Rainforest Cafes for four to six months. All full-time corporate employees and certain members of Unit management are eligible to participate in the Company's 1995 Stock Option Plan and all full-time employees are eligible to participate in the Company's 1997 Employee Stock Purchase Plan. All full-time employees who are not officers or directors of the Company are eligible to participate in the Company's 1998 Stock Option Plan.

RAINFOREST CAFE FEATURES

    To create a simulated rain forest environment, Rainforest Cafes generally include:

        Live Exotic Birds -- Most Rainforest Cafes display live exotic birds such as macaws and cockatoos in the Retail Village. The Company has curators specifically devoted to caring for the birds and fish and for answering guest questions. When the exotic birds are not on display they are kept and maintained in a specially designed "habitat room."

    Aquariums -- Rainforest Cafes have large aquarium systems, including walk-through aquariums that contain many varieties of saltwater fish from locales such as Africa and South America. Aquariums range in size from 750 to 10,000 gallons and are placed throughout each Unit to maximize visibility to customers.

    Tropical Rainstorms and Waterfalls -- Simulated lightning and thunderstorms "sweep" through each Rainforest Cafe every 20 to 30 minutes. Rainforest Cafes also utilize a mist system emanating from rock formations throughout the Unit and rain showers around the perimeter of the Restaurant and Mushroom Bar area. Other Rainforest Cafe features include cascading waterfalls, fountains and a ventilation system emitting a light floral aroma.

    Trees, Foliage and Animated Animals -- The ceiling level of the Restaurant and Retail Village of a Rainforest Cafe are intertwined with a "forest" of sculpted life-like banyan trees that creates a canopy of foliage over diners and shoppers. Each banyan tree is sculpted for a realistic presentation of its overgrown root system. The Restaurant and Retail Village contains several rock formations, abundant foliage and jungle-like scenes. Interspersed throughout the facility are robotic animals such as life-size crocodiles, elephants, gorillas, dolphins, snakes, butterflies and frogs.

    Educational Commitment -- The Company makes each Rainforest Cafe an environmentally educational experience. The Rainforest Cafe's talking banyan tree "Tracy" delivers environmental messages to help educate and entertain children. Each Rainforest Cafe has an on-site curator who educates customers, including school groups, on the tropical birds and the rain forest. The curator also makes numerous presentations at schools and community organizations.

UNIT ECONOMICS

    The Company identifies its current and planned domestic Rainforest Cafes as either "Mall" or "Icon" Units. The Mall Unit format generally ranges in size from approximately 15,000 to 23,000 square feet and has between 300 and 450 restaurant seats. Mall Units are located primarily in high traffic shopping malls such as Mall of America in Minneapolis Minnesota, South Coast Plaza in Orange County, California and Tysons Corner Center I in McLean, Virginia, a suburb of Washington D.C. The larger Icon Units are generally in excess of 20,000 square feet and have 400 to 600 restaurant seats (although some may be slightly smaller). Icon Units are generally located in high traffic tourist areas such as Downtown Disney Marketplace, the MGM Grand Hotel and Casino in Las Vegas, Nevada and downtown Chicago. The Company's fourth Icon Unit opened at Disney's Animal Kingdom theme park in March, 1998.

    The Company's six Units that were open the entire fiscal year ended December 28, 1997, generated average revenues of $13.1 million during 1997. The Company's ten Mall Units open at the end of 1997, were developed at an average cost of $6.2 million, net of landlord contributions. Additionally, the Company incurred average pre-opening costs of approximately $650,000 and purchased an average of $300,000 of inventory in connection with each opening.

Management anticipates that the majority of its future domestic Units will be Mall Units and that average development cost, pre-opening cost and inventory costs will be similar to these historical averages. The Company currently has four Icon Units, and only one of these was open the entire fiscal year ended December 28, 1997. The Company expects development costs for additional Icon Units to range from $10 million to $15 million, net of landlord contributions. In addition, the Company anticipates pre-opening costs for each Icon Unit of $1.0 million to $1.5 million and expects to purchase approximately $500,000 of inventory in connection with each opening.

    Management believes that the Company's demonstrated ability to generate high sales volumes and customer traffic at its existing Units enables it to obtain attractive sites and negotiate favorable lease terms, including landlord contributions.

CURRENT UNIT LOCATIONS

    The following table sets forth certain information about the Company's existing Units and international Units developed by licensees of the Company:

                                                                            APPROXIMATE   RESTAURANT
                              UNIT                       LOCATION         SQUARE FOOTAGE     SEATS      DATE OPENED
                 ------------------------------  ------------------------ --------------  ----------  -------------

                 Domestic
                 Mall of America...............  Bloomington, MN               14,900          295    October 1994
                 Woodfield Mall................  Schaumburg, IL                23,000          425    October 1995
                 Gurnee Mills..................  Gurnee, IL                    20,000          300    June 1996
                 Downtown Disney Marketplace(1)  Orlando, FL                   30,000          550    July 1996
                 Tysons Corner Center I........  McLean, VA                    19,500          350    October 1996
                 Sawgrass Mills................  Ft. Lauderdale, FL            20,000          350    November 1996
                 South Coast Plaza.............  Costa Mesa, CA                17,000          300    June 1997
                 The Source....................  Westbury,  Long Island, NY    22,000          375    September 1997
                 Downtown Chicago(1)...........  Chicago, IL                   23,000          375    October 1997
                 Grapevine Mills...............  Dallas, TX                    20,000          350    October 1997
                 Arizona Mills.................  Phoenix, AZ                   20,000          350    November 1997
                 Aventura Mall.................  Miami, FL                     21,500          350    December 1997
                 MGM Grand Hotel & Casino(1)...  Las Vegas, NV                 20,000          400    December 1997
                 Palisades Center..............  West Nyack, NY                22,500          375    March 1998
                 Disney's Animal Kingdom(1)....  Orlando, FL                   34,000          550    March 1998
                 International
                 London........................  London, England               18,000          300    June 1997
                 Cancun........................  Cancun, Mexico                16,000          220    August 1997
                 Mexico City...................  Mexico City, Mexico           16,000          225    October 1997

----------
(1)      Designates Icon Units.

EXPANSION PLANS AND SITE SELECTION

    The following table sets forth certain information about the Company's planned Units, all of which are subject to existing leases except where otherwise indicated:

                                                                        APPROXIMATE   RESTAURANT  DATE PLANNED TO BE
                              UNIT                    LOCATION        SQUARE FOOTAGE     SEATS          OPENED
                 ----------------------------- ---------------------  --------------  ----------  ------------
                 Domestic
                 Ontario Mills...............  Ontario, CA                 20,000          350    Third Quarter  1998
                 Cherry Creek Mall...........  Denver, CO                  23,000          375    Third Quarter  1998
                 Menlo Park Mall(2)..........  Edison, NJ                  20,000          350    Third Quarter  1998
                 Great Lakes Crossing........  Detroit, MI                 20,400          325    Fourth Quarter 1998
                 Franklin Mills (2)..........  Philadelphia, PA            13,000          300    Fourth Quarter 1998
                 Burlington Mall (2).........  Burlington, MA              17,500          325    Fourth Quarter 1998
                 Oak Park Mall...............  Oak Park, KS                14,000          300    Fourth Quarter 1998
                 International
                 Eaton Center................  Vancouver, Canada           18,000          325    Second Quarter 1998
                 Manchester..................  Manchester, England         17,000          350    Third Quarter  1998
                 Mundo E.....................  Mexico City, Mexico         14,000          250    Fourth Quarter 1998
                 Festival Walk...............  Hong Kong                   17,000          350    Fourth Quarter 1998
                 Toronto(2)..................  Toronto, Canada             17,500          325    Fourth Quarter 1998

----------
(1) Designates Icon Units.
(2) The Company has executed letters of intent or is negotiating leases with respect to these Units.

    The Company's domestic site selection strategy is to locate its Units in high profile, heavy traffic locations. A variety of factors are analyzed in the site selection process, including local market demographics, site visibility, business seasonality, construction costs and projected Unit economics. By operating in high profile, heavy traffic locations, the Company believes its Units appeal to both destination customers as well as passers-by who are drawn to its visually and audibly exciting environment. The Company believes that its format, as developed at its existing Units, can be utilized in a number of high traffic venues with favorable demographics such as shopping malls, entertainment centers and Disney theme parks.

    While most of the future Rainforest Cafes will be located in shopping malls or entertainment centers, the Downtown Disney Marketplace Unit is a stand-alone facility located in Walt Disney World near Orlando, Florida. Customers are able to enter the Downtown Disney Marketplace Unit without having to enter Disney's adjacent theme parks. The Rainforest Cafe at Disney's Animal Kingdom in Walt Disney World is also a stand-alone facility. The 34,000 square foot, 550 seat Unit will be the only sit-down restaurant at Disney's Animal Kingdom. Because the Rainforest Cafe is at the entrance to Disney's Animal Kingdom, patrons pass by the Rainforest Cafe upon entering and leaving the park.

    The Company's Disney leases provide, among other things, that the Company will not own, operate, develop or manage a restaurant: (i) within a 75 mile radius of Downtown Disney Marketplace or Disney's Animal Kingdom or (ii) in a theme park located anywhere in the world that is not affiliated with Disney or its affiliates. The Company also agreed that it would not open a Unit within 50 miles of current or future theme parks owned by Disney without giving Disney the right of first refusal with regard to such proposed Unit. Disney waived its radius restriction with respect to the Company's South Coast Plaza and Ontario Mills Units. The Company is continuing discussions with Disney regarding opening Rainforest Cafes at other locations; however, no assurance can be given that other Disney sites will be developed. Additionally, the Company has granted MGM Grand the right of first refusal, with certain exceptions, with respect to the development of a Unit in any hotel/casino operation.

INTERNATIONAL LICENSE AND JOINT VENTURE AGREEMENTS

    The Company has entered into five separate exclusive license arrangements relating to the development of Rainforest Cafes in the United Kingdom and Ireland, Mexico, Canada and certain countries and cities in Asia. These Agreements have per Unit development fees of at least $100,000 and royalties ranging from 3% to 10% of Unit sales. All Agreements, with the exception of the agreement relating to the United Kingdom and Ireland, have area licensing fees exceeding $500,000. For the fiscal year ended December 28, 1997, approximately 6% of the Company's total revenues were derived from international licensing fees and royalties.

    United Kingdom and Ireland. In August 1996, the Company entered into a License and Area Development Agreement with Glendola Leisure Ltd. ("Glendola"), an affiliate of the Foundation Group, a London-based hotel and restaurant developer and operator, pursuant to which Glendola will develop five Units over a ten year period in the United Kingdom and Ireland. Pursuant to this agreement, the Company will have the option to purchase, prior to the opening of the Unit, between 20% and 50% of the equity interest in any Unit developed by Glendola. The Company has purchased a 20% ownership interest in the London Unit for approximately $400,000 and has agreed to purchase a 49% ownership in the Manchester Unit which is scheduled to open in the third quarter of 1998.

    Mexico. In October 1996, the Company entered into a License and Area Development Agreement with a subsidiary of Empresas de Comunicacion y Entretenimiento ("ECE"), a Mexican-based restaurant owner and operator, pursuant to which ECE will develop seven Units over a ten-year period in Mexico. Pursuant to this agreement, ECE has developed Units in Cancun and in Mexico City, which opened in August and October 1997, respectively. ECE intends to open an additional Unit in Mexico City during the fourth quarter of 1998.

    Canada. In March 1997, the Company entered a joint venture and exclusive license agreement with the Elephant and Castle Group ("E & C"), a Vancouver based owner and operator of Elephant and Castle pubs and restaurants. E & C and the Company agreed to develop five Rainforest Cafes in Canada over a four-year period. Under the terms of this agreement, the Company is also entitled to receive a warrant to purchase 600,000 shares of E & C stock at $8.00 per share exercisable for a period of five years. In addition, the Company and E & C have a 50% equity interest in the joint venture Canadian Rainforest Restaurants, Inc. ("CRRI"). The Company will have the option to purchase E & C's interest in CRRI after seven years based on a predetermined formula of cash flow and investment. CRRI intends to open its first Canadian Unit near Vancouver during the second quarter of 1998 and its second Canadian Unit in Toronto during the fourth quarter of 1998.

    Southeast Asia. In August 1997, the Company entered into a Master License Agreement with Movie Dream Corporation ("MDC"), a subsidiary of Far East Holdings International Limited, a Singapore-based holding company. Under the terms of the agreement, MDC will develop a minimum of five Units over ten years. Countries covered by this agreement include Singapore, Malaysia, Indonesia, Thailand, the Philippines, Vietnam, Cambodia, Brunei and Burma. MDC has the right to establish sub-franchisees within the territory, subject to certain terms and conditions, which include a right of the Company to approve all investors and all other rights in the license agreement. Pursuant to this agreement, the Company will have the option to purchase, prior to the opening of the Unit, up to 20% of the equity interest in any Unit developed by MDC. This license agreement also grants MDC an option for the development rights to India, subject to meeting future performance criteria.

    Hong Kong. In March 1998, the Company entered into a Master Franchise Agreement with Jungle Investment Limited ("JIL"), a Hong Kong based entity, to develop a minimum of two units in a territory including Hong Kong, Macau, Taiwan, and Shanghai. JIL has the right to establish sub-franchises within the territory, subject to certain terms and conditions, such as the Company's right to approve all shareholders of the sub-franchisee. Under the terms of this agreement, JIL will develop a minimum of two restaurants over the next 27 months, if no restaurant is opened in Shanghai. If a restaurant is opened in Shanghai, the minimum will be three restaurants over the next three years. Pursuant to the agreement, the Company has a right to purchase, prior to the opening of each Unit, up to 20% of the equity interest in any unit developed, as well as 20% of JIL. The Company has agreed to purchase 20% ownership, for approximately $1.8 million, in both JIL and the first Unit which is scheduled to open in Hong Kong in the fourth quarter of 1998.

RESTAURANT

    For the fiscal year ended December 28, 1997, approximately 77.4% of the Company's total revenues were derived from Restaurant sales. The Company believes that Rainforest Cafes enjoy a high level of repeat business and customer diversity because of the Company's commitment to providing high quality food and customer service in an exciting and entertaining environment. Features of the Restaurant are as follows:

        Menu. The Company considers its extensive menu selection to be an important factor in the appeal of its Restaurant and, accordingly, continuous attention is devoted to the development of new menu items. The Restaurant features casual cuisine that caters to broad customer preferences. The menu presently offers several types of appetizers such as "Jungle Chowder," "Rainforest Pita Quesadillas" and "Caribbean Chicken Tenders." The menu also offers different types of pastas, sandwiches, salads, pizzas, burgers and full-platter entrees, such as "Rasta Pasta" (bow tie pasta tossed in a garlic cream sauce with grilled chicken, broccoli and pesto), "The Old Man and the Sea" (swordfish sauteed in cajun spices topped with corn and shrimp salsa), and "Rumble in the Jungle" (grilled pita bread stuffed with roasted turkey and Caesar salad). A children's menu and complete dessert selection are also available. Portions are generous and significant attention is placed on presentation and the quality of preparation. Lunch and dinner entrees range in price from $7.99 to $18.99. The Restaurant's full-service bar, the "Mushroom Bar," features a number of customized alcoholic and non-alcoholic drinks, such as the "Don't Panic It's Organic" (carrot juice), the "Margarilla" (a margarita blended with orange sherbet) and the "Spotted Chocolate Monkey" (fresh banana-chocolate syrup, vanilla ice cream and banana liqueur). Alcoholic beverages are primarily served to complement meals and accounted for approximately 10% of total restaurant sales for the fiscal year ended December 28, 1997. The average check per person for such period was approximately $13.00. Because the Unit's menu is not tied to any particular type of food or beverage, the Company can introduce and eliminate items based on local or current consumer trends without altering its rain forest theme.

        Decor. Restaurant decor is divided into distinctive dining environments developed around the rain forest and other nature themes. Current themes include the rainforest Atlas and waterfall, gorillas, elephants, tropical fish and star gazing. Table decor complements the rain forest theme through the use of brilliantly-colored tablecloths and upholstery with patterns of animals, wildlife and plant life. In an effort to enhance the dining experience, attempts are made to maximize restaurant seating near aquariums, waterfalls, sculpted rock formations or one of the Restaurant's several banyan trees. An integral part of the Restaurant is the "Mushroom Bar," the "stem" of which consists of the bar with a "cap" extending over the customers. Seating at the bar is provided by customized stools designed to resemble the legs of wild animals.

        Staffing. An important part of the Company's mission is to ensure that during each visit to a Rainforest Cafe, customers receive excellent service. To extend the adventure theme, Restaurant customers are greeted at the entrance by "tour guides", food servers are known as "safari guides" and the bartenders are known as "navigators." The "tour guides" at the front desk are trained to communicate, via headsets, with the floor management staff who greet Restaurant customers and seat them at their tables. The Company believes that a customer's experience is enhanced by the attitude and attention of its personnel. Customer service is based on a team approach so that each customer is continually attended to, and employees go through extensive ongoing training to ensure consistent service. The Company endeavors to hire experienced chefs and invests substantial time training kitchen employees to maintain consistent food preparation.

RETAIL VILLAGE

    For the fiscal year ended December 28, 1997, approximately 22.0% of the Company's total revenues were derived from retail sales. In order to enter the Restaurant, all customers must pass through the Unit's Retail Village. The Retail Village offers over 3,000 SKUs and includes apparel and gifts with the Rainforest Cafe logo and other items with a rain forest theme such as toys and educational games. The Company has also developed eight proprietary Animal Characters, each with a distinct personality, including Cha! Cha!, an adventuresome tree frog; Ozzie, a rascally orangutan; Rio, a colorful, tropical macaw; Tuki Makeeta, an imaginative baby elephant; Nile, a proud crocodile; Maya, a regal feline; Bamba, a gentle gorilla; and Iggy, a philosophical iguana. These Animal Characters are designed to appeal to a broad range of customers, thereby increasing retail sales and repeat business. The Company intends to utilize several Animal Character for clothing and gifts. Custom designed t-shirts and sweatshirts with colorful animals spelling out the "Rainforest Cafe" logo and Animal Characters are signature items. By offering items featuring the Rainforest Cafe logo and Animal Characters, the Company believes it is continuing to develop "brand equity" in the Rainforest Cafe name that will allow it to attract more customers and to enhance its competitive retail position.

    The Retail Village also includes a large selection of colorful rocks, plush and animated toys and puppets, and educational and entertaining games and puzzles. Gift items and other artifacts suggesting the rain forest theme, including colorful animal figurines and prints, kitchen magnets, serving plates and other tableware, handmade wood products and other unique rain forest related home accessories, are also available. The Company varies its merchandise mix by season and location and has developed specific retail profiles for mall Units, discount center Units, and tourist Units

OPERATIONS, MANAGEMENT AND EMPLOYEES

    The Company's ability to manage complex operations, including high volume Restaurants and Retail Villages, has been, and will continue to be, central to its overall success. The Company believes that its management must include skilled personnel at all levels, including senior corporate management, Unit Directors of Operations and other Unit employees. The Company's senior corporate management, including the Company's Chairman and Chief Executive Officer, Lyle Berman, has significant restaurant and retail experience. Gregory C. Carey, the Company's Chief Operating Officer and Tim Gavigan, the Company's Vice President of Operations each have over 20 years of restaurant experience. The Company's three Regional Directors of Operations, each of whom have extensive experience in the restaurant industry, supervise the opening of new Units, monitor quality control and customer service, and are responsible for the financial performance of the Units within their respective regions. The Company believes that Unit management is important for the profitability of each Rainforest Cafe and accordingly, places particular emphasis on recruiting Directors of Operations that have significant restaurant and management experience. The Company anticipates that, prior to opening a Unit, a Director of Operations and executive chef will have been trained at one or more Rainforest Cafes for approximately six months and three months, respectively. All salaried Unit employees attend one week of culturalization training.

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

    In general, each Unit has between 250 and 500 employees, although staffing levels vary according to the size of the Unit. As of March 20, 1998, the Company had approximately 5,000 employees, including 93 employees at its corporate headquarters. The Company believes that its relationship with its employees is good.

PURCHASING

    The Company strives to obtain consistent quality items at competitive prices from reliable sources. In order to maximize operating efficiencies and to provide the freshest ingredients for its food products while obtaining the lowest possible prices for the required quality, each Restaurant's management team includes a purchasing manager who determines the daily quantities of food items needed and orders such quantities from major suppliers at prices often negotiated directly by the Company's corporate office. Food and supplies are shipped directly to the Units. The Company purchases perishable food products locally. The Company does not maintain a central food product warehouse or commissary. With respect to retail products, the Company maintains over 3,000 SKUs, which it purchases from several suppliers. The Company maintains a centralized warehouse for retail product distribution. The Company has not experienced any significant delays in receiving restaurant or retail supplies and equipment. The Company is not dependent on any one supplier for any of its restaurant or retail goods. The Company is committed to private label manufacturing, which it believes will improve the Company's retail margins due to the lower cost of private label products. The Company has formed a joint venture with a California company to purchase wholesale clothing items, principally from foreign suppliers. Purchases by the Company from such joint venture aggregated $2.3 million for the fiscal year ended December 28, 1997.

MANAGEMENT INFORMATION SYSTEMS/ACCOUNTING

    The Company uses integrated management information systems that are designed to accommodate significant expansion in the number of Units. These systems include a computerized restaurant point-of-sale system which facilitates the movement of customer food and beverage orders between the customer areas and kitchen operations, controls cash, handles credit card authorizations, keeps track of revenues on a per employee basis and provides management with revenue and inventory data. The point-of-sale system is accessed by service personnel who are assigned individual identification keys, guest orders are printed in the kitchen and bar areas which eliminates the need to read handwritten tickets. The Company's retail point of sale, merchandising and distribution system allows management to track retail inventory daily. The point-of-sale system electronically transfers data nightly to Company headquarters. The Company also uses a computerized time management system, which determines the time worked by each employee, allows management to gather data and schedule work hours, and produces payroll reports. Each Unit also uses computerized systems to control and gather data with respect to food, beverage, retail and supplies inventories.

    The Company's automated Unit-level systems provide data for posting directly to the Company's general ledger and to other accounting subsystems. The automated general ledger system provides various management reports comparing current and prior operating results as well as measuring performance against predetermined operating budgets. The results are reported to and reviewed with Company management. Such reporting includes (i) weekly reports of revenues, cost of revenues and selected controllable Unit expenses, (ii) detailed monthly Unit performance reports of revenues and expenses and (iii) monthly reports of Unit-by-Unit and administrative and occupancy expense performance.

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

COMPETITION

    The restaurant and specialty retail businesses are highly competitive. In the restaurant industry, competition is based primarily upon price, service, food quality and location. There are numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company also competes on a general basis with a large variety of national and regional restaurant operations, as well as with locally owned restaurants, diners, and other establishments that offer moderately priced food. The Company competes with other theme restaurants in the highly competitive and developing theme restaurant market. Other restaurants and companies utilize the rain forest or related themes. Additionally, the Company competes with a number of well-established specialty retailers possessing substantially greater financial, marketing, personnel and other resources than the Company. In the retail industry, competition is based primarily upon merchandise selection, price and customer service. There can be no assurance that the Company will be able to respond to various competitive factors affecting the restaurant and retail industries.

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

REGULATION

    Restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire, and other authorities and are also subject to state and local licensing and regulation of the sale of alcoholic beverages and food. Additionally, businesses that maintain or sell animals are subject to additional levels of state and local health and sanitation regulations. Having tropical birds as part of the Rainforest Cafe concept requires the Company to adhere to stringent health codes that prohibit crossover between kitchen workers and animal handlers, and any exchange of air from the bird areas to the rest of the Unit. The Company overcame this problem at its existing Units that utilize live birds by installing specially designed air exhaust hoods for the birds' perch area. Additionally, a separate waste disposal system is provided for the birds. Although, to date, the Company has satisfied animal-related licensing authorities for its existing Units, no assurance can be given that the Company will be able to maintain such approvals or obtain such approvals at other locations. Difficulties or failure in obtaining required licenses and approvals will result in delays in, or cancellation of, the opening of Units. Retail establishments are also subject to licensing and regulation by safety, fire and other authorities on the state and local level.

TRADEMARKS AND INTELLECTUAL PROPERTY

    The Company's ability to implement successfully its Rainforest Cafe concept will depend in part on its ability to further establish "brand equity" through the use of its trademarks, service marks, trade dress and other proprietary intellectual property, including its name and logos, the Animal Characters and unique features of its rain forest theme decor. It is the Company's policy to seek to protect and to defend vigorously its rights to this intellectual property.

    The Company's original logo incorporating "RAINFOREST CAFE" and the mark "A WILD PLACE TO SHOP AND EAT" are federally registered service marks for the Company's Restaurant and Retail Village. The Company also owns a federal registration for the mark "RAINFOREST" for the Company's restaurant services. The Company has filed and has pending several federal trademark applications for "RAINFOREST CAFE" in various formats and for a variety of goods and services. The Company is also in the process of protecting its proprietary Animal Characters by the filing of copyright applications and, in certain instances, trademark registration applications. While the Company expects that these additional applications will result in registrations affording the Company additional protections, there is no assurance that all of these applications will issue as registrations.

    There is also no assurance that any of the Company's rights in any of its intellectual property will be enforceable, even if registered, against any prior users of similar intellectual property or competitors of the Company who seek to utilize similar intellectual property in areas where the Company operates or intends to conduct operations. The failure to enforce any of the Company's intellectual property rights could have the effect of reducing the Company's ability to capitalize on its efforts to establish brand equity. The Company is aware of trademark applications, registrations and uses that may accord to third parties certain rights in the words "rain forest" or in certain elements of some of the proprietary Animal Character names and illustrations with respect to utilization of these marks on certain clothing and retail products. The existence of any such third party rights could result in claims of infringement against the Company with respect to its uses of "Rainforest Cafe" or its Animal Characters. The Company is currently involved in litigation with a party that alleges that the Company's restaurants infringe its trade dress rights. Although the Company does not expect this lawsuit to have a materially adverse result on the Company or its business, in the event this matter is not successfully resolved, or in the event the Company encounters other claims of infringement, it is possible that the Company's operations could be materially limited or that the Company may have to pay damages.

CERTAIN FACTORS

    In addition to the factors discussed elsewhere in this Annual Report or Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

GROWTH FACTORS/EXPANSION STRATEGY

    Future growth will depend to a substantial extent on the Company's ability to increase the number of its Units. The Company's primary strategy is to develop new Rainforest Cafes in shopping malls, urban entertainment centers and Disney theme parks. Because of the relatively large size of each Rainforest Cafe and the Company's site selection criteria, the availability of desirable locations may be limited and the Company may be hindered in finding suitable locations for the development of new Units. Additionally, the Company's ability to open additional Units will depend upon a number of other factors including the ability of the Company to negotiate leases on acceptable terms, timely approval of local regulatory authorities, acceptance of the Rainforest Cafe concept in new markets, and the general state of the economy. Finally, the capital resources required to develop each new Unit are significant.

    The Company's ability to open and successfully operate additional Units will also depend upon the hiring and training of skilled Unit management personnel and the general ability to successfully manage growth, including monitoring Units and controlling costs, food quality and customer service. Accordingly, there can be no assurance that the Company will be able to open new Units or that, if opened, those Units can be operated profitably.

LIMITED BASE OF OPERATIONS

    The combination of the relatively small number of Unit locations and the significant investment associated with each new Unit may cause the operating results of the Company to fluctuate significantly and adversely affect the profitability of the Company. Poor operating results at any one Unit or a delay in the planned opening or non-opening of a Unit could materially affect the profitability of the entire Company. Furthermore, the Company is expected to derive a significant portion of its revenues from its Units located in Walt Disney World. Because of the substantial financial requirements associated with opening new Units, the investment risk related to any one Rainforest Cafe is much larger than that associated with most other companies' restaurant or retail revenues. The Company's new Units typically open at maximum capacity. The Company's short history indicates that a Unit's revenues may decrease during such Unit's second year of operations. Other restaurant companies opening to similarly high per unit sales often do not show significant comparable store sales increases.

    Some of the Company's Units, have been or will be developed at newly constructed shopping malls that have no operating history. As the Company continues to develop Units in newly constructed shopping malls, the Company could experience delays in openings similar to that experienced in the Palisades Center Unit, the anticipated opening of which had been delayed for approximately one year due to factors beyond the Company's control. The poor performance of these malls could also negatively impact these Units and the financial performance of the Company. Similarly, Disney's Animal Kingdom has no operating history and the performance of this Unit and its scheduled opening are also subject to the risks of new developments.

STOCK PRICE VOLATILITY

    Since the Company's initial public offering in April 1995, the market price of the Company's Common Stock fluctuated substantially and could fluctuate substantially in the future due to a variety of factors, including market perception of the Company's ability to achieve successfully its planned rapid growth, quarterly operating results of the Company or other restaurant and retail companies, the trading volume in the Company's Common Stock, changes in general conditions in the economy, the financial markets or the restaurant or retail industries, or other developments affecting the Company or its competitors. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

DEPENDENCE ON DISCRETIONARY CONSUMER SPENDING

    The success of the Company's operations depends to a significant extent on a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income, the overall success of the malls, entertainment centers and Disney theme parks in which Units are located and the continued popularity of theme restaurants generally and the Company's rain forest concept in particular. Theme restaurants are susceptible to shifts in consumer preferences and may experience a decline of revenue growth or of actual revenues as consumers tire of the related theme.

 RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    The Company has license agreements pursuant to which its licensees will develop Units in the United Kingdom and Ireland, Mexico, Canada, Southeast Asia and Hong Kong and intends to enter into other license agreements in the future. A Unit opened in London in June 1997, in Cancun in August 1997 and in Mexico City in October 1997. Accordingly, the Company's concept is relatively untested outside of the United States, and no assurance can be given that any international location will be successful. The Company's continued success is dependent to a substantial extent on its reputation, and its reputation may be affected by the performance of certain licensee-owned Units over which the Company will have limited control. In addition, the Company has invested equity capital in its London Unit and is likely to continue to invest equity capital in certain other of its international Units. Such investments are likely to range from approximately $400,000 to $1.5 million per Unit. Any international operations of the Company will also be subject to certain external business risks such as exchange rate fluctuations, political instability and a significant weakening of a local economy in which a foreign Unit is located. In addition, it may be more difficult to register and protect the Company's intellectual property rights in certain foreign countries.

LEASES

    The Company has entered into long-term leases relating to each of its existing domestic Units and has entered into leases or letters of intent with respect to certain of its planned domestic Units. These leases are or will be non-cancelable by the Company (except in limited circumstances) and have or will have annual base rents ranging from $200,000 to $1.0 million (except for Leases related to certain Icon Units). Additional facilities developed by the Company are likely to be subject to similar long-term leases which are non-cancelable by the Company. If an existing or future Unit does not perform at a profitable level, and the decision is made to close the Unit which may be deemed a default under such Unit's lease, the Company may nonetheless be committed to perform its obligations under the applicable lease which would include, among other things, payment of the respective base rent for the balance of the respective lease term. The leases related to the Downtown Disney Marketplace and Disney's Animal Kingdom Units are cancelable by the landlord at any time upon sixty days notice and payment of the Company's unamortized value of leasehold improvements and an amount equal to the net operating income generated by such Unit for the previous lease year. With regard to certain of the Company's leases, in the event the Company fails to achieve specified gross sales by a certain date, such leases may be terminated by the landlord. If such a termination were to occur at these locations, the Company would lose a Unit without necessarily receiving an adequate return on its investment.

DEPENDENCE ON KEY PERSONNEL

    The Company's future success will depend largely on the efforts and abilities of the Company's senior corporate management. Since April 1997, the Company has been operating with an interim President, Kenneth W. Brimmer, who is also a director of the Company. Mr. Brimmer has limited restaurant and retail experience. Although the Company is actively searching for a President, no assurance can be given that a new President will be retained in the near future. Lyle Berman, the Company's Chairman and Chief Executive Officer, serves on four boards of public companies. Mr. Berman devotes approximately 15% of his time to the Company.


ITEM 2.  PROPERTIES

    The Company presently intends to lease the facilities for each of its Units. It has entered into long-term ten year leases with respect to its existing Mall of America, Woodfield Mall, Gurnee

Mills, Walt Disney World Marketplace, Tysons Corner Center I, Sawgrass Mills, The Source, Grapevine Mills, Arizona Mills, Aventura Mall, MGM Grand, Palisades Center, and Disney's Animal Kingdom units, and its planned Units at and Cherry Creek Mall, Great Lakes Crossing, and Oak Park Mall. The Company also has entered into an eleven year lease for South Coast Plaza and a fifteen year lease for its downtown Chicago location. The Company's leases with Disney are cancelable by the landlord at any time upon 60 days notice and payment by Disney of the Company's unamortized value of leasehold improvements at the Downtown Disney Marketplace Unit or Disney's Animal Kingdom Unit, respectively, and an amount equal to the net operating income generated by such Unit for the previous lease year. With regard to the Tysons Corner Center I and Cherry Creek Mall leases, in the event the Company fails to achieve specified gross sales by a certain date, the lease may be terminated by the landlords. The Company's leases typically have annual base rent and percentage rents that range from 5 to 18 percent depending upon location and volume of sales.

    The Company's executive offices, including retail warehouse space, are located in Hopkins, Minnesota, under a lease, which terminates in June 2000.


ITEM 3.  LEGAL PROCEEDINGS

SHAREHOLDER CLASS ACTION LITIGATION

     The Company and certain executive officers of the Company are named as defendants in seven separate purported class action complaints, indicated below, alleging violations by the Company and such executive officers of certain Federal securities laws. All complaints were filed in the United States District Court for the District of Minnesota. These complaints each allege that the defendants violated Federal securities laws by making misrepresentations and omissions regarding the Company's performance and future prospects during the respective class periods while individually selling the Company's Common Stock. With the exception of the Amy Stern, v. Rainforest Cafe, Inc., et al. complaint, all of these complaints purport to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period between October 20, 1997 and January 6, 1998. The Company believes these claims are without merit and intends to defend these claims vigorously.

     Amy Stern v. Rainforest Cafe, Inc., et al. was filed January 12, 1998 and involves claims against the Company, Kenneth W. Brimmer, Ercu Ucan, and Steven W. Schussler (each executive officers and directors of the Company) and Mark Bartholomay, Mark S. Robinow and Gregory C. Carey (each executive offers of the Company). The Stern complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period between August 5, 1997 and January 6, 1998.

     Emanuel Massing v. Lyle Berman, et al. was filed January 14, 1998 and involves the claims against the Company, Lyle Berman, Kenneth W. Brimmer, Ercu Ucan, Steven W. Schussler, Mark Bartholomay, Mark S. Robinow, and
Gregory C. Carey.

     Wayne Stern and Sherry Bernstein v. Rainforest Cafe, Inc., et al. was filed January 14, 1998 and involves claims against the Company, Lyle Berman, Kenneth W. Brimmer, Ercu Ucan, Steven W. Schussler, and Mark S. Robinow.

    Thomas R. Obinger v. Lyle Berman, et al. was filed January 23, 1998 and involves claims against the Company, Lyle Berman, Kenneth W. Brimmer, Ercu Ucan, Steven W. Schussler, Mark Bartholomay, Mark S. Robinow, and Gregory C. Carey.

    Patricia Tempest v. Rainforest Cafe, Inc., et al. was filed February 4, 1998 and involves claims against the Company, Lyle Berman, Kenneth W. Brimmer, Ercu Ucan, Steve W. Schussler, and Mark S. Robinow.

    David Maltz v. Rainforest Cafe, Inc., et al. was filed February 23,
1998 and involves claims against the Company, Lyle Berman, Kenneth W. Brimmer, Ercu Ucan, Steven W. Schussler, and Mark S. Robinow.

    Rosalie Cutter v. Rainforest Cafe, Inc., et al. was filed February 27, 1998 and involves claims against the Company, Lyle Berman, Kenneth W. Brimmer, and Mark Robinow.

SHAREHOLDER DERIVATIVE LITIGATION

    Luis San Andres, derivatively on behalf of Rainforest Cafe, Inc. vs. Kenneth
W. Brimmer, et al. was filed on February 10, 1998 in the United States District Court for the District of Minnesota. The Luis San Andres complaint purports to seek relief on behalf of the Company against Kenneth W. Brimmer, Mark Bartholomay, Gregory C. Carey, Mark S. Robinow, Ercu Ucan, Steven W. Schussler and Lyle Berman and the Company as a nominal defendant. The complaint alleges that the defendants breached their respective fiduciary duties to the Company and were unjustly enriched as a result of certain trading activity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 28, 1997 other than in Part II, Item 4 of the Company's Form 10-Q for the quarterly period ended September 28, 1997.


                             EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth certain information with respect to each person who is a director or executive officer of the Company:

    Lyle Berman, age 56 has been Chairman of the Board and Chief Executive Officer of the Company since its inception in February 1994. Mr. Berman was Chief Executive Officer of Grand Casinos, Inc. from October 1990 to March, 1998 and has been Chairman of the Board of Grand Casinos, Inc. and its predecessor since October 1990. Mr. Berman is also a director of G-III Apparel Group, Innovative Gaming Corporation of America, New Horizons Kids Quest, Inc., and Wilsons-The Leather Experts, Inc. ("Wilsons"). Mr. Berman was Chief Executive Officer and Chairman of Stratosphere Corporation from July 1996 through July 1997. Stratosphere Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 1997.

    Kenneth W. Brimmer, age 42 has been President of the Company since April 1997, Treasurer since September 1995 and involved with the Company in various capacities since its inception. Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from October 1990 to January, 1998 as Special Assistant to the Chairman and Chief Executive Officer, Lyle Berman. Mr. Brimmer is also a director of New Horizons Kids Quest, Inc. and Oxboro Medical International, Inc.

    Steven Schussler, age 42 has been Executive Vice President-Development of the Company since its inception and a director of the Company since January 1995. From 1983 to February 1992, Mr. Schussler was an officer of Juke Box Saturday Night of Minneapolis, Inc. ("JBSN"), a 1950's and 1960's theme restaurant and nightclub.

    Ercu Ucan, age 42 has been Executive Vice President-Retail of the Company since its inception and a director of the Company since January 1995. From September 1992 until December 1993, Mr. Ucan served as President of the Orjin Textile Group in Istanbul, Turkey, a garment factory employing approximately 150 persons. From January 1989 until August 1992, Mr. Ucan served as Director of Trend Merchandising and Director of Product Development for Wilsons.

    Mark Robinow, age 41 has been Senior Vice President and Chief Financial Officer since November 1995. From August 1993 to June 1995, Mr. Robinow served as Senior Vice President and Chief Financial Officer of Edina Realty, Inc., the country's fourth largest residential real estate brokerage company. From December 1986 to August 1993, Mr. Robinow served as Chief Financial Officer, Secretary and Treasurer of Ringer Corporation, a publicly held manufacturer of natural lawn and garden products for the consumer market. Mr. Robinow is a certified public accountant.

    Gregory C Carey, age 45 has been Chief Operating Officer since March, 1998 and served as Senior Vice President-Operations from August 1996 to March, 1998. From May 1996 to August 1996, Mr. Carey served as Director of Operations at the Company's Downtown Disney Marketplace Unit. From June 1994 to May 1996, Mr. Carey served as Director of Operations at the Company's Mall of America Unit. From July 1989 to June 1994, Mr. Carey served as Senior General Manager at Restaurants Unlimited, Inc., an upscale restaurant operating company. From November 1987 to July 1989, Mr. Carey served as Regional Manager at General Mills Restaurants, Inc.

    Mark L. Bartholomay, age 38 has been Senior Vice President-International Development and Operations of the Company since February 1997. From May 1995 to February 1997 Mr. Bartholomay served as a Vice President and research analyst of Dain Bosworth Incorporated, an investment banking firm. From April 1993 to May 1995, Mr. Bartholomay was Senior Vice President and Regional Director of Corporate Finance for Principal Financial Securities, Inc. From February 1992 to April 1993, Mr. Bartholomay was Vice President and Chief Financial Officer for Universal International, Inc. Prior to that, Mr. Bartholomay worked in investment banking from December 1985 to February 1992.

    Stephen Cohen, age 40 has been General Counsel and Vice President of Real Estate since August 1997. From October 1987 to July 1997, Mr. Cohen served in various capacities at The Musicland Group, Inc., including Leasing Manager and as Associate General Counsel.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1997, is incorporated herein by reference.

    The Company has never paid any cash dividends with respect to its Common Stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

    The inside front cover of the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1997, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Pages 10 through 15 of the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1997, are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS

    Pages 16 through 27 of the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1997, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 28, 1997 and forwarded to stockholders prior to the

Company's 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement"), is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information in the 1998 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information in the 1998 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof" to, but not including, the caption "Election of Directors," is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information in the 1998 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K


(a)(1) Financial Statements:

                                                                                        Page
                                                                                        ----
       Consolidated Balance Sheets                                                       16
       as of December 28, 1997 and December 29, 1996

       Consolidated Statements of Operations for the fiscal years ended                  17
       December 28, 1997, December 29, 1996 and December 31, 1995

       Consolidated Statements of Shareholders' Equity for the fiscal years              18
       ended December 28, 1997, December 29, 1996 and December 31, 1995

       Consolidated  Statements of Cash Flows for the fiscal years ended                 19
       December  28, 1997, December 29, 1996 and December 31, 1995

       Notes to Financial Statements                                                     20

       Report of Independent Public Accountants                                          27


         ---------------------------

(a)(3) Exhibits

3.1      Articles of Incorporation, as amended. (1)
3.2      By-laws. (1)
10.1 Lease Agreement by and between Mall of America, Inc. and the Company dated March 31, 1994. (1)
10.2 Lease Agreement by and between the Company and Woodfield Mall dated April 1995. (2)
10.3 Lease Agreement by and between the Company and Walt Disney World dated September 6, 1995. (3)
10.4     Company's 1995 Stock Option and Compensation Plan. (1)
10.5 Employment Agreement dated February 1, 1995 by and between the Company and Steven W. Schussler. (1)
10.6 Indemnification Agreement dated April 6, 1995 by and between the Company and Steven Schussler. (1)
10.7     Form of Director Stock Option Agreement dated April 7, 1995. (1)
10.8 Lease Agreement by and between the Company and Trump Taj Mahal Associates dated December 6, 1995.(3)
10.9     Form of Lease Agreement by and between the Company and Strato-Retail
         LLC.(4)
10.10    Company's 1996 Employee Stock Purchase Plan. (4)
10.11    Company's 1997 Director Stock Option Plan
13.      Annual Report to Shareholders for the
         fiscal year ended December 28, 1997.
21.      Subsidiaries of Company.
27.      Financial Data Schedule.
----------

(1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 33-89256C.
(2) Incorporated herein by reference to the Company's Form 10-QSB for the quarter ended April 2, 1995.
(3) Incorporated herein by reference to the Company's Registration Statement on Form S-1, File No. 33-99836.
(4) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 29, 1996.

(b) Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the fourth quarter ended December 28, 1997.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                RAINFOREST CAFE, INC.
                                                   Registrant

Date:  March 30, 1998                           By: /s/ Lyle Berman
                                                     ---------------
                                                Name: Lyle Berman
                                                Title: Chief Executive Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.



NAME                               TITLE
                                   Chairman of  the Board and Chief Executive
/s/ Lyle Berman                    Officer (principal executive officer)
----------------------------------
Lyle Berman

/s/ Kenneth W. Brimmer             President, Secretary, Treasurer and Director
----------------------------------
Kenneth W. Brimmer

/s/ Gregory C. Carey               Chief Operating Officer
----------------------------------
Gregory C. Carey

/s/ Steven W. Schussler            Senior Vice President and Director
----------------------------------
Steven W. Schussler

/s/ Ercu Ucan                      Senior Vice President and Director
----------------------------------
Ercu Ucan

/s/ David L. Rogers                Director
----------------------------------
David L. Rogers

                                   Director
----------------------------------
Joel N. Waller
                                   Chief Financial Officer (principal financial
/s/ Mark S. Robinow                officer and principal accounting officer)
----------------------------------
Mark S. Robinow