Form 10-Q
period 1998-04-05
RAINFOREST CAFE INC
filed 1998-05-15
CIK 924919

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED APRIL 5, 1998

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


                           YES    [X]       NO   [ ]

Number of shares of Common Stock, $.01 par value per share outstanding as of
                            May 11, 1998: 25,449,687

                              RAINFOREST CAFE, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                 Page number

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                  April 5, 1998 and December 28, 1997...............................................2

                  Consolidated Statements of Operations for the fourteen weeks ended
                  April 5, 1998 and thirteen weeks ended March 30, 1997.............................3

                  Consolidated Statements of Cash Flows for the fourteen weeks ended
                  April 5, 1998 and thirteen weeks ended March 30, 1997.............................4

                  Condensed Notes to Consolidated Financial Statements..............................5

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............................................7

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.................................................................14

         Item 2.  Exhibits and Reports on Form 8-K..................................................15

         Signature Page.............................................................................16


                         RAINFOREST CAFE, INC.

                      CONSOLIDATED BALANCE SHEETS




                                                             April 5,     December 28,
(In Thousands)                                                 1998           1997
                                                            ----------    ------------
                                                           (Unaudited)
                                ASSETS
Current Assets:
   Cash and cash equivalents                                 $ 25,731     $ 53,621
   Short-term investments                                      28,847       16,963
   Accounts receivable and other                               13,644        9,893
   Inventories                                                  5,609        6,705
   Preopening expenses                                          5,678        4,546
                                                             --------     --------

        Total current assets                                   79,509       91,728

Long-Term Investments                                          31,329       39,948

Furniture, Equipment and Leasehold Improvements, net          126,839      112,695

Other Assets                                                    3,734        1,729
                                                             --------     --------

Total Assets                                                 $241,411     $246,100
                                                             ========     ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                          $  8,053     $  7,135
   Accrued liabilities
     Payroll and payroll taxes                                  1,704        3,318
     Other                                                      3,727        3,543
   Income taxes payable                                         2,040
                                                             --------     --------

        Total current liabilities                              15,524       13,996

Deferred Rent                                                   8,602        8,214

Deferred Income Taxes                                             908          908
                                                             --------     --------
        Total liabilities                                      25,034       23,118
                                                             --------     --------

Commitments and Contingencies

Shareholders' Equity:


 50,000,000 shares authorized; 25,449,687 and 26,351,268
    shares of common stock issued and outstanding             195,634      206,277

   Retained earnings                                           20,743       16,705
                                                             --------     --------

       Total shareholders' equity                             216,377      222,982
                                                             --------     --------

Total Liabilities and Shareholders' Equity                   $241,411     $246,100
                                                             ========     ========

                              RAINFOREST CAFE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Fourteen          Thirteen
                                                        Weeks Ended        Weeks Ended
                                                          April 5,           March 30,
(In Thousands, Except Per Share Data)                       1998               1997
                                                        ------------      ------------
Revenues:
   Restaurant sales                                     $     35,007      $     16,621
   Retail sales                                                9,312             4,998
   Licensing fees and royalties                                  307               250
                                                        ------------      ------------
        Total revenues                                        44,626            21,869
                                                        ------------      ------------

Costs and Expenses:
   Food and beverage costs                                     8,331             3,962
   Cost of retail goods sold                                   4,353             2,356
   Restaurant operating expenses                              17,930             8,179
   Retail operating expenses                                   3,124             1,568
   Depreciation and amortization                               2,554             1,169
   Amortization of preopening expenses                         1,630               821
                                                        ------------      ------------
        Total costs and expenses                              37,922            18,055
                                                        ------------      ------------
        Income from Unit Operations and Licensing              6,704             3,814
                                                        ------------      ------------

Other (Income) Expense:
   General, administrative and development expenses            2,791             1,516
   Interest income                                            (2,208)           (2,129)
   Write-off of development costs                                 --             1,935
                                                        ------------      ------------
        Total other expense                                      583             1,322
                                                        ------------      ------------

Income before Income Taxes                                     6,121             2,492

Provision for Income Taxes                                     2,083               886
                                                        ------------      ------------
        Net Income                                      $      4,038      $      1,606
                                                        ============      ============

Basic Earnings Per Common Share:                        $       0.16      $       0.06
                                                        ============      ============

Basic Weighted Average Shares Outstanding                 25,986,973        25,797,738
                                                        ============      ============

Diluted Earnings Per Common Share:                      $       0.16      $       0.06
                                                        ============      ============

Diluted Weighted Average Shares Outstanding               26,037,619        26,643,590
                                                        ============      ============

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                  Fourteen Weeks      Thirteen Weeks
                                                                      Ended              Ended
                                                                     April 5,           March 30,
(In Thousands)                                                         1998               1997
                                                                  --------------     ---------------
Operating Activities:
  Net income                                                       $  4,038           $  1,606
  Adjustments to reconcile net income to net cash
   flows from operating activities
      Depreciation and amortization                                   4,758              1,516
      Write-off of discontinued development costs                        --              1,935
      Change in operating assets and liabilities
         Accounts receivable and other                               (3,863)            (1,000)
         Inventories                                                  1,096                660
         Preopening expenses                                         (2,762)               (13)
         Accounts payable                                               918              6,772
         Accrued liabilities                                            610             (1,295)
                                                                   --------           --------
           Net cash provided by operating activities                  4,795             10,181
                                                                   --------           --------

Investing Activities:
  Purchases of short-term investments, net                           (11,884)           (20,032)
  (Purchases) sales of longterm investments, net                      8,619             (6,920)
   Purchases of furniture, equipment and leasehold
     improvements, net                                              (16,886)           (17,273)
   Purchases of other assets                                         (2,005)              (405)
                                                                   --------           --------
           Net cash used in investing activities                    (22,156)           (44,630)
                                                                   --------           --------

Financing Activities:
  Proceeds from the sale of common stock and put options, net           986              1,258
  Repurchase of common stock                                        (11,627)                --
  Tenant allowances collected                                           112                 --
                                                                   --------           --------
           Net cash provided by (used in) financing activities      (10,529)             1,258
                                                                   --------           --------

Decrease in Cash and Cash Equivalents                               (27,890)           (33,191)

Cash and Cash Equivalents, beginning of period                       53,621             83,894
                                                                   --------           --------

Cash and Cash Equivalents, end of period                           $ 25,731           $ 50,703
                                                                   ========           ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
    Interest                                                       $   --             $   --
    Income taxes                                                         23              4,475


                              RAINFOREST CAFE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 5, 1998
                                   (UNAUDITED)

(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include all accounts of Rainforest Cafe, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the fourteen weeks ended April 5, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1999.

(2)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income", effective beginning in fiscal 1998, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 120 did not have a material impact on the Company's financial position or results of operations as comprehensive income and net income were the same for all periods presented.

During April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts (AICPA) issued Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The Company has elected to implement the accounting standard during the second quarter of 1998. Had the Company adopted the accounting standard during the first quarter of 1998 the effect of this accounting change would have been to charge to operations the unamortized balance of preopening costs and other start-up expenses as of December 28, 1997 of $4.5 million, net of $2 million of related tax benefit. Also, $2.0 million of preopening costs capitalized during the first quarter of 1998 would have been expensed during the first quarter 1998 and included with preopening costs in the accompanying statements of operations.

(3)      EARNINGS PER COMMON SHARE

The Company adopted in fiscal 1997, Statement of Financial Accounting Standards
(SFAS) No. 128 "Earnings per Share" which requires disclosure of basic earnings per share (EPS) and diluted EPS, which replace the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS is computed similarly to primary EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares (consisting solely of outstanding stock options), the Company must use its average share price for that period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No. 15.

As a result of the adoption of SFAS No. 128, the Company's reported earnings per share for March 30, 1997 was restated. The effect of this accounting change on previously reported EPS data was as follows:


                                                 Thirteen Weeks Ended
                                                    March 30, 1997
                                                 --------------------
                  Primary EPS as reported               $0.09
                  Effect on SFAS No. 128                (0.03)
                                                        -----
                  Basic EPS as restated                  0.06
                                                        =====

                  Fully diluted EPS as reported        $   --
                  Effect on SFAS No. 128                 0.06
                                                       ------
                  Diluted EPS as restated              $ 0.06
                                                       ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, founded in February 1994, owns, operates, and licenses themed restaurant/retail facilities (each a "Unit") under the name "Rainforest Cafe - A Wild Place to Shop and Eat(R)." As of April 15, 1998, the Company owned and operated fifteen Units in the United States and licensed three Units outside of the United States. Rainforest Cafe Units range in size from the Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota, which is approximately 15,000 square feet to the 34,000 square foot Unit located at Disney's Animal Kingdom at Walt Disney World(R) in Orlando, Florida. The Company's other domestic Units are located in Chicago, Schaumburg and Gurnee, Illinois; McLean, Virginia; Miami, Fort Lauderdale and Downtown Disney Marketplace at Walt Disney World(R) in Orlando, Florida; Costa Mesa in Orange County, California; Westbury and West Nyack, New York; Dallas, Texas; Tempe, Arizona; and at the MGM Grand Hotel and Casino in Las Vegas, Nevada.

Two Units opened during the first quarter 1998 including the Unit at Disney's Animal Kingdom which operated in a start-up phase and was recorded as a preopening expense from March 4, 1998 to April 20, 1998. The Company presently plans to open seven additional domestic Units for the remaining three quarters of 1998. Because the Company anticipates continued rapid expansion, period to period comparisons may not be meaningful. The Company presently intends to lease the sites for all future domestic Units and anticipates that most of its future domestic Units will range in size from approximately 14,000 to 23,000 square feet, with between 275 and 450 restaurant seats and 10% to 25 % of square footage dedicated to retail selling space. However, some Units may be significantly larger, such as the existing free-standing 30,000 square foot Downtown Disney Market Place Unit and the free-standing 34,000 square foot Disney's Animal Kingdom Unit, both of which contain approximately 550 restaurant seats.

In addition to operations in the United States, the Company has pursued international growth opportunities through licensing arrangements. The Company has entered into five exclusive license agreements to develop up to 24 Units, of which three are currently open, over the next ten years in the United Kingdom and Ireland, Mexico, Canada, and certain Asian countries. The Company intends to enter into additional license agreements in the future. In each of these existing international license agreements, the Company is entitled to receive area license agreements. Pursuant to these agreements, the Company is entitled to receive area licensing fees in excess of $500,000 (other than the license agreement relating to the United Kingdom and Ireland which does not have an area licensing fee) and is entitled to receive a development fee per Unit and royalties ranging from 3% to 10% of gross revenues. Certain agreements, such as the agreement relating to the United Kingdom and Ireland, allow the Company to become an equity participant of 20%-50% of each Unit developed. The agreement for Canadian development is a 50/50 joint venture with the Elephant and Castle Group located in Vancouver, Canada. The first international licensed Unit opened in London in June, 1997, followed by Units in Cancun and Mexico City which opened in August and October 1997, respectively. The Company believes approximately five Units will be developed outside the United States for the remaining three quarters of 1998.

Components of operating expenses include operating payroll and fringe benefits costs, occupancy costs, maintenance costs related to the bird habitat and aquariums, and advertising and promotion costs. The majority of these costs are variable and will increase with sales volume. Historically when a new Unit opens, it incurs higher than normal levels of labor and food costs as Unit personnel complete training. Management believes, however, that as new staff gain experience, hourly labor schedules over the ensuing 30-60 day period will gradually adjust because of operating efficiencies and then be similar to those of established Units. Each of the Company's current leases includes both fixed rate and percentage rent provisions.

General, administrative and new development expenses include all corporate and administrative functions that serve to support existing operations and provide an infrastructure to support future growth. In addition, certain expenses related to the recruiting and training of Unit management personnel are also included if such expenses do not meet the criteria to be capitalized as preopening expenses. Management, supervisory and staff salaries, employee benefits, travel, information systems, marketing, rent and office expenses are primary items of cost in this category.

The Company uses a 52- or 53- week fiscal year ending on the Sunday nearest December 31.

RESULTS OF OPERATIONS FOR THE FOURTEEN WEEKS ENDED APRIL 5, 1998, COMPARED TO THE THIRTEEN WEEKS ENDED MARCH 30, 1997.

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:


                                              Fourteen Weeks    Thirteen Weeks
                                                   Ended            Ended
                                               April 5, 1998    March 30, 1997
                                              --------------    --------------
Revenues
   Restaurant sales                                  78.4%           76.0%
   Retail sales                                      20.9            22.9
   Licensing fee                                       .7             1.1
                                                    -----           -----
      Total revenues                                100.0           100.0
                                                    =====           =====
Costs and Expenses
   Food and beverage costs (1)                       23.8            23.8
   Cost of retail goods sold (2)                     46.7            47.1
   Restaurant operating expenses (1)                 51.2            49.2
   Retail operating expenses (2)                     33.5            31.4
   Depreciation and amortization (3)                  5.8             5.4
   Amortization of preopening expenses (3)            3.7             3.8
                                                    -----           -----
      Total costs and expenses (3)                   85.6            83.5
                                                    -----           -----
Income from Unit Operations and Licensing            15.0            17.4
                                                    -----           -----

Other (Income) Expense:
   General, administrative and development            6.2             6.9
   Interest income                                   (4.9)           (9.7)
   Write-off of development costs                      --             8.9
                                                    -----           -----
      Total other expenses                            1.3             6.1
                                                    -----           -----
Income before Income Taxes                           13.7            11.4

Provision for Income Taxes                            4.7             4.1
                                                    -----           -----
       Net income                                     9.0%            7.3%
                                                    =====           =====

(1) Percentage of restaurant sales
(2) Percentage of retail sales
(3) Percentage of unit sales


Results of operations for the first quarter ended April 5,1998, reflect the operations of ten mall Units and three free-standing Units open for the entire quarter. The Unit at Palisades Center in West Nyack, New York was open for 18 days during the quarter. Operations of the Unit at Disney's Animal Kingdom which opened April 22, 1998 are not included in first quarter 1998 results.

Total revenues increased 104% to $44.6 million for the fourteen week period ended April 5, 1998 from $21.9 million for the thirteen week period ended March 30, 1997. The increase in revenues is primarily due to the addition of eight domestic Rainforest Cafe Units which contributed $21.0 million and the $2.8 million generated from the additional week of the 1998 period. The increase in
revenues were partially offset by the Units at Tyson's Corner   Center I and
Sawgrass Mills which experienced a decrease in sales of $1.2 million. The Company's experience to date indicates that a Unit's revenues may decrease on a comparable basis after the first year of operations, although this has not been the case for all of the Company's Units. Management believes that any such decreases result from the fact that the Company's new Units typically open at or near full capacity. The comparable store sales base consisting of four Units open more than 18 months contributed $0.1 million.


Retail sales decreased as a percentage of total revenues from 22.9% for the first quarter in 1997 to 20.9% for the comparable period in 1998. The decrease in the percentage of retail sales is primarily due to the addition of more Mall Units than free-standing Units where retail sales comprise a greater percentage of total sales.

Food and beverage costs increased 110% to $8.3 million for the first quarter in 1998 compared to $4.0 million for the comparable quarter in 1997. The increase in food and beverage costs was primarily due to Unit expansion. Food and beverage costs remained relatively stable as a percentage of sales.

Cost of retail goods sold increased 84.8% to $4.4 million for the first quarter of 1998 compared to $2.4 million for the first quarter of 1997. The increase in cost of retail goods sold was primarily due to Unit expansion. Cost of retail goods sold decreased as a percentage of retail sales from 47.1% in the first quarter of 1997 to 46.7% for the comparable period in 1998. The decrease as a percentage of sales was primarily due to the allocation of fixed distribution costs over a larger Unit base.

Restaurant and retail operating expenses increased 119% and 99.2% respectively from the first quarter of 1997 to the comparable quarter in 1998. The increase in restaurant and retail operating expenses was primarily due to Unit expansion. Restaurant operating expenses increased as a percentage of restaurant sales from 49.2% in the first quarter of 1997 to 51.2% in the first quarter of 1998. Retail operating expenses increased from 31.4% of retail sales in the first quarter of 1997 to 33.5% in the first quarter of 1998. The increase in restaurant and retail operating expenses as a percentage of restaurant and retail sales respectively is primarily due to increased expenditures on advertising and marketing at most Units, the initial investment in Corporate sales teams in Las Vegas, Orlando and Chicago and a high level of operating expenses at the Aventura Mall Unit which was caused by low customer traffic resulting from delays in mall construction.

Depreciation and amortization increased 119% to $2.6 million in the first quarter of 1998 compared to $1.2 million for the comparable period in 1997. Amortization of preopening expenses increased from $0.8 million in the first quarter of 1997 to $1.6 million in the same period of 1998. The increase in depreciation and amortization and amortization of preopening expenses was due to Unit expansion. Depreciation and amortization as a percentage of restaurant and retail sales increased to 5.8% for the 1998 first quarter from 5.4% for the same period in 1997. The increase in these expenses as a percentage of sales is due to increased costs of new Unit development and capital improvements in existing Units. Amortization of preopening expenses remained relatively stable as a percentage of restaurant and retail sales.

General, administration and development expenses increased 84.1% to $2.8 million in the first quarter of 1998 compared to $1.5 million in the first quarter of 1997. The increase in general administrative and development expenses was due primarily to the increases of senior management, corporate employees and Unit management personnel involved with and in training related to the Company's growth. General, administrative and development expenses as a percentage of revenues decreased to 6.2% in the first quarter of 1998 from 6.9% for the same period in 1997. Management believes general, administrative and development expenses will continue to grow at a slower rate than total revenues over the next year resulting in a continual decrease in these expenses as a percentage of total revenues.

Interest income of $2.2 million for the first quarter of 1998 was generated primarily by investing the proceeds from the Company's two follow-on public offerings completed in January and September 1996 and capital gains realized during the quarter. Interest income of $2.1 million for the first quarter of 1997 was generated primarily by investing the proceeds of the Company's two 1996 follow-on public offerings.

The write-off of development costs of $1.9 million in the first quarter of 1997 was the result of the termination of planned Units at Trump Taj Mahal (Atlantic City, New Jersey) and Stratosphere (Las Vegas, Nevada).

The provision for income taxes in the 1998 and 1997 periods are both based upon the Company's estimated effective tax rate, including tax exempt interest income. The effective tax rate for 1998 was reduced to 34% from 36% in 1997. The lower tax rate reflects the addition of more Units in lower tax states such as Nevada and Florida.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital needs arise from the development and opening of new Rainforest Cafe Units. In January 1996, the Company issued an aggregate of 6,210,000 shares of Common Stock pursuant to a secondary public offering at $12.67 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses, were approximately $73.6 million. In May 1996, the Company received approximately $1.0 million in net proceeds from the exercise of warrants at $3.20 per share issued to Underwriters of the Company's IPO. In September 1996, the Company issued an aggregate of 4,837,500 shares of Common Stock pursuant to an additional public offering at $21.00 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses, were approximately $96.0 million. On April 5, 1998 the Company had working capital of approximately $64.0 million and long-term investments of $31.3 million, consisting principally of investment grade, fixed income securities.

During the first quarter of 1998, the Company generated $4.8 million in cash flow from operating activities compared to $10.2 million for the first quarter of 1997. Additionally, during the first quarter of 1998 the Company generated $20,000 from stock options exercised, compared with $0.3 million for the comparable period in 1997, and approximately $1.0 million from the sale of put options on approximately 550,000 shares of the Company's Common Stock (at exercise prices ranging from $10.00 to $11.67 per share). The sale of the put options was executed as a part of a stock repurchase program announced in January 1997 and amended in January 1998 pursuant to which up to 1.5 million shares and 3.0 million shares, respectively, of the Company's Common Stock may be repurchased over a one year period. In the first quarter of 1998 approximately 909,000 shares of Common Stock were repurchased through put option assignments and open market purchases at a cost of $11.6 million. The Company believes that it will continue to generate cash from operating activities and earn interest income, both of which will be utilized for future development and working capital purposes.

The average investment to open the Company's first five Mall Units was $5.5 million, net of landlord contributions which averaged $1.1 million. Additionally, the Company averaged approximately $650,000 in preopening expenses and purchased an average of $300,000 of inventory in connection with the openings. Total expenditures to develop the Downtown Disney Marketplace Unit were $11.2 million, net of $1.5 million landlord contributions. Preopening expenses incurred for the opening of the Downtown Disney Marketplace Unit were approximately $1.2 million and the initial inventory purchased was approximately $600,000.

The estimated average investment to open the Company's five Mall Units during 1997 was $7.1 million, net of landlord contributions, while total expenditures to develop the free-standing downtown Chicago and MGM Grand Hotel and Casino Icon Units were approximately $10.0 million and $10.3 million, respectively. The Company received average landlord contributions of approximately $900,000 for the Mall Units. Additionally, the Company averaged approximately $730,000 in preopening expenses and purchased approximately $300,000 in initial inventory for the 1997 Mall Units. The opening of the downtown Chicago Unit resulted in preopening expenses of approximately $750,000 and the opening of the MGM Grand Hotel and Casino Unit resulted in preopening expenses of approximately $1.2 million. Both Units required the purchase of approximately $300,000 in initial inventory.

The Company expects future domestic Mall Units to cost between $5.5 million and $8.5 million to develop, net of anticipated landlord contributions. In addition, the Company expects that it will incur approximately $700,000 in preopening costs and purchase approximately $300,000 of inventory in connection with the opening of these Units. The Company also expects to open selected, larger Icon Units, such as its Unit at Disney's Animal Kingdom at Walt Disney World(R), which cost approximately $14 million. In connection with the construction of existing Units, the Company has received landlord contributions, which reduced the cost of opening these Units. There can be no assurance, however, that landlord contributions will be available in the future.

The Company contemplates that the development and opening of each of its Units from 1998 through 1999 will be financed with existing cash on hand and cash flow from operations. The Company may require additional equity or debt financing for expansion beyond 1999.

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

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

As a result of the substantial revenues associated with each new Unit, the timing of new Unit openings may result in significant fluctuations in quarterly results. Units at entertainment centers or Disney theme parks may show fluctuations in accordance with any overall seasonality at these locations.

The primary inflationary factors affecting the Company's operations include food, beverage and labor costs. Management does not anticipate any significant labor cost increases as a result of the minimum wage increases enacted in 1997 and 1998. Units in higher cost labor markets such as California, New York and Nevada may experience lower operating margins than Units located in lower cost labor markets. In addition, the Company's leases require the Company to pay costs that are subject to inflationary increases, such as base rent, taxes, maintenance, repairs and utilities. The Company believes low inflation rates have contributed to relatively stable costs. There is no assurance, however, that low inflation rates will continue.

The Company has performed an assessment of its information systems, equipment, and vendors to determine compliance with Year 2000 issues. Results of the assessment indicate that costs associated with Year 2000 compliance are expected to be immaterial to future financial results.


FORWARD-LOOKING DISCLOSURE

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. Certain information included in this report and other materials filed by the Company with Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, including statements relating to plans for future expansion and other business development activities as well as other capital spending, financial sources, and the effects of competition in addition to expenses related to any Company litigation. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties are indicated in the Company's form 10-K for fiscal 1997 and include, but are not limited to, those relating to development and construction activities, including delays in opening new Units, acceptance of the Rainforest Cafe concept and the future Unit performance, the quality of the Company's restaurant and retail operations, dependence on discretionary consumer spending, the Company's failure to defend its intellectual property rights, dependence on existing management, general economic conditions, changes in federal or state laws or regulations and unanticipated results of litigation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

SHAREHOLDER CLASS ACTION LITIGATION

     The Company and certain executive officers of the Company are named as defendants in seven separate purported class action complaints, indicated below, alleging violations by the Company and such executive officers of certain Federal securities laws. All complaints were filed in the United States District Court for the District of Minnesota. These complaints each allege that the defendants violated Federal securities laws by making misrepresentations and omissions regarding the Company's performance and future prospects during the respective class periods while individually selling the Company's Common Stock. With the exception of the Amy Stern v. Rainforest Cafe, Inc., et al. complaint, all of these complaints purport to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period between October 20, 1997 and January 6, 1998. The Company believes these claims are without merit and intends to defend these claims vigorously.

     Amy Stern v. Rainforest Cafe, Inc,. et al. was filed January 12, 1998 and involves claims against the Company, Kenneth W. Brimmer, Ercu Ucan, and Steven
W. Schussler (each executive officers and directors of the Company) and Mark Bartholomay, Mark S. Robinow and Gregory C. Carey (each executive offers of the Company). The Stern complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period between August 5, 1997 and January 6, 1998.

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

     David Maltz v. Rainforest Cafe, Inc., et al. was filed February 23, 1998 an involves claims against the Company, Lyle Berman, Kenneth W. Brimmer, Ercu Ucan, Steven W. Schussler, and Mark S. Robinow.

     Rosalie Cutter v. Rainforest Cafe, Inc., et al. was filed February 27, 1998 and involves claims against the Company, Lyle Berman, Kenneth W. Brimmer, and Mark Robinow.

SHAREHOLDER DERIVATIVE LITIGATION

     Luis San Andres, derivatively on behalf of Rainforest Cafe, Inc. vs. Kenneth W. Brimmer, et al was filed on February 10, 1998 in the United States District Court for the District of Minnesota. The Luis San Andres complaint purports to seek relief on behalf of the Company against Kenneth W. Brimmer, Mark Bartholomay, Gregory C. Carey, Mark S. Robinow, Ercu Ucan, Steven W. Schussler and Lyle Berman and the Company as a nominal defendant. The complaint alleges that the defendants breached their respective fiduciary duties to the Company and were unjustly enriched as a result of certain trading activity.


Item 2. Exhibits and Reports on Form 8-K

         A. Exhibits:

            10.1  1998 Non-Executive Employee Stock Option Plan

         B. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended April 5, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 RAINFOREST CAFE, INC.


Date:      May 15, 1998
                                                 -------------------------------
                                                         Kenneth Brimmer
                                                            President


Date:      May 15, 1998
                                                 -------------------------------
                                                         Mark S. Robinow
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)