Form 10-Q
period 1998-07-05
RAINFOREST CAFE INC
filed 1998-08-19
CIK 924919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 5, 1998

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


                      YES   X         NO
                         --------       ----------

  Number of shares of Common Stock, $.01 par value per share outstanding as of August 12, 1998:

                                   25,530,213

                             RAINFOREST CAFE, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                       Page number
          Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of
          July 5, 1998 and December 28, 1997............................... 2

          Consolidated Statements of Operations for the thirteen and twenty-seven weeks ended July 5, 1998 and thirteen and twenty-six weeks ended June 29, 1997............................. 3

          Consolidated Statements of Cash Flows for the
          thirteen and twenty-seven weeks ended July 5, 1998
          and thirteen and
          twenty-six weeks ended June 29, 1997............................. 4

          Condensed Notes to Consolidated Financial Statements............. 5

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................... 7

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings....................................... 15

          Item 4.  Submission of Matters to a Vote of Security Holders..... 15

          Item 5.  Discretionary Proxy Voting Authority/Shareholder
                   Proposals............................................... 16

          Item 6.  Exhibits and Reports on Form 8-K........................ 16

          Signature Page................................................... 17

                              RAINFOREST CAFE, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                  July 5,           December 28,
(In Thousands, Except Share Data)                                  1998                1997
                                                                -----------        -------------
                                                                (Unaudited)
                                ASSETS
Current Assets:
   Cash and cash equivalents                                      $ 31,094            $  53,621
   Short-term investments                                           25,591               16,963
   Accounts receivable and other                                    16,439                9,893
   Inventories                                                       8,907                6,705
   Preopening expenses                                                   -                4,546
                                                                  --------            ---------
        Total current assets                                        82,031               91,728
Long-Term Investments                                               27,433               39,948
Furniture, Equipment and Leasehold Improvements, net               135,349              112,695
Other Assets                                                         3,983                1,729
                                                                  --------            ---------
Total Assets                                                      $248,796            $ 246,100
                                                                  ========            =========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                               $  7,554             $  7,135
   Accrued liabilities-
     Payroll and payroll taxes                                       3,934                3,318
     Other                                                           4,061                3,543
   Income taxes payable                                                927                    -
                                                                  --------            ---------
        Total current liabilities                                   16,476               13,996
Deferred Rent                                                       13,756                8,214
Deferred Income Taxes                                                  908                  908
                                                                  --------            ---------
        Total liabilities                                           31,140               23,118
                                                                  --------            ---------
Commitments and Contingencies

Shareholders' Equity:
   Common stock, no par value, 50,000,000 shares authorized;
     25,530,213 and 26,351,268 issued and outstanding              196,689              206,277
   Retained earnings                                                20,967               16,705
                                                                  --------            ---------
        Total shareholders' equity                                 217,656              222,982
                                                                  --------            ---------
Total Liabilities and Shareholders' Equity                        $248,796            $ 246,100
                                                                  ========            =========

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Thirteen     Thirteen    Twenty-seven  Twenty-six
                                                       Weeks Ended  Weeks Ended   Weeks Ended   Weeks Ended
                                                         July 5,      June 29,      July 5,      June 29,
(In Thousands, Except Share Data)                         1998         1997          1998           1997
                                                      ------------  -----------   ------------  -----------
Revenues:
   Restaurant sales                                   $    40,777  $    18,107   $    75,784  $    34,728
   Retail sales                                            12,779        5,479        22,091       10,477
   Licensing fees and royalties                               308            5           615          255
                                                      -----------  -----------   -----------  -----------
        Total revenues                                     53,864       23,591        98,490       45,460
                                                      -----------  -----------   -----------  -----------
Costs and Expenses:
   Food and beverage costs                                  9,592        4,201        17,923        8,163
   Cost of retail goods sold                                5,554        2,545         9,907        4,901
   Restaurant operating expenses                           21,438        8,900        39,368       17,079
   Retail operating expenses                                3,973        1,776         7,097        3,344
   Depreciation and amortization                            3,096        1,214         5,650        2,383
   Preopening expenses                                      1,441          805         3,872        1,626
                                                      -----------  -----------   -----------  -----------
        Total costs and expenses                           45,094       19,441        83,817       37,496
                                                      -----------  -----------   -----------  -----------
         Income from Unit Operations and Licensing          8,770        4,150        14,673        7,964
                                                      -----------  -----------   -----------  -----------
Other (Income) Expense:
   General, administrative and development expenses         3,221        1,869         5,996        3,385
   Interest income                                         (1,693)      (2,347)       (3,901)      (4,476)
   Write-off of development and debt offering costs             -            -             -        1,935
   Equity in earnings of unconsolidated subsidiaries          188            -           188            -
                                                      -----------  -----------   -----------  -----------
        Total other (income) expense                        1,716         (478)        2,283          844
                                                      -----------  -----------   -----------  -----------
Income before Income Taxes and Cumulative Effect of
  Change in Accounting Principle                            7,054        4,628        12,390        7,120
Provision for Income Taxes                                  2,398        1,673         4,212        2,559
                                                      -----------  -----------   -----------  -----------
Income before Cumulative Effect of Change in
 Accounting Principle                                       4,656        2,955         8,178        4,561
Cumulative Effect of Change in Accounting Principle
  Related to Start-Up Costs (net of income taxes of
    $2,202)                                                     -            -         3,916            -
                                                      -----------  -----------   -----------  -----------
        Net Income                                    $     4,656  $     2,955   $     4,262  $     4,561
BASIC EARNINGS PER SHARE
Basic Earnings Per Common Share before Change in
  Accounting Principle                                $      0.18  $      0.11   $      0.32  $      0.18
Cumulative Effect of Change in Accounting Principle             -            -          0.15            -
                                                      -----------  -----------   -----------  -----------
Basic Earnings Per Common Share                       $      0.18  $      0.11   $      0.17  $      0.18
                                                      ===========  ===========   ===========  ===========
Basic Weighted Average Shares Outstanding              25,468,707   25,888,828    25,727,840   25,843,283
                                                      ===========  ===========   ===========  ===========
DILUTED EARNINGS PER SHARE
Diluted Earnings Per Common Share before Change
  in Accounting Principle                             $      0.18  $      0.11   $      0.31  $      0.17
Cumulative Effect of Change in Accounting Principle             -            -          0.15            -
                                                      -----------  -----------   -----------  -----------
Diluted Earnings Per Common Share                     $      0.18  $      0.11   $      0.16  $      0.17
                                                      ===========  ===========   ===========  ===========
Diluted Weighted Average Shares Outstanding            26,030,987   26,726,486    26,034,303   26,685,038
                                                      ===========  ===========   ===========  ===========

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                   Thirteen     Thirteen     Twenty-seven  Twenty-six
                                                  Weeks Ended   Weeks Ended  Weeks Ended   Weeks Ended
                                                    July 5,     June 29,       July 5,      June 29,
(In Thousands)                                       1998         1997         1998          1997
                                                  -----------   -----------  ------------   ----------
Operating Activities:
  Net income                                       $    4,656    $   2,955      $  4,262     $  4,561
  Adjustments to reconcile net income to net cash
   flows from operating activities-
      Depreciation and amortization                    11,195        2,073        15,953        3,589
      Change in accounting principle                        -            -         3,916            -
      Write-off of discontinued development costs           -            -             -        1,935
      Change in operating assets and liabilities-
         Accounts receivable and other                 (2,795)        (265)       (6,658)      (1,265)
         Inventories                                   (3,298)      (1,335)       (2,202)        (675)
         Preopening expenses                             (996)        (582)       (3,242)        (595)
         Accounts payable                                (499)       6,064           419       12,836
         Accrued liabilities                            1,556          989         2,166         (306)
                                                   ----------    ---------      --------     --------

        Net cash provided by operating activities       9,819        9,899        14,614       20,080
                                                   ----------    ---------      --------     --------
Investing Activities:
  (Purchases) sales of short-term investments, net      3,256       20,154        (8,628)         122
  (Purchases) sales of long-term investments, net       3,896         (791)       12,515       (7,711)
   Purchases of furniture, equipment and leasehold
     improvements, net                                (12,308)     (22,128)      (29,194)     (39,401)
   Purchases of other assets                             (249)        (485)       (2,254)        (890)
                                                   ----------    ---------      --------     --------
        Net cash used in investing activities          (5,405)      (3,250)      (27,561)     (47,880)
                                                   ----------    ---------      --------     --------
Financing Activities:
  Proceeds from the sale of common stock and put
    options, net                                          949          325         1,935        1,583
  Repurchase of common stock                                -         (194)      (11,627)        (194)
  Tenant allowances collected                               -            -           112            -
                                                   ----------    ---------      --------     --------
       Net cash provided by (used in) financing
       activities                                         949          131        (9,580)       1,389
                                                   ----------    ---------      --------     --------
Increase (Decrease) in Cash and Cash Equivalents        5,363        6,780       (22,527)     (26,411)

Cash and Cash Equivalents, beginning of period         25,731       50,703        53,621       83,894
                                                   ----------    ---------      --------     --------
Cash and Cash Equivalents, end of period           $   31,094    $  57,483      $ 31,094     $ 57,483
                                                   ==========    =========      ========     ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Interest                                       $        -    $       -      $      -     $      -
    Income taxes                                          925        1,865           948        6,340


                                       4

                              RAINFOREST CAFE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 5, 1998
                                   (UNAUDITED)

(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include all accounts of Rainforest Cafe, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen and twenty-seven weeks ended July 5, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1999.

(2)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income", effective beginning in fiscal 1998, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 130 did not have a material impact on the Company's financial position or results of operations as comprehensive income and net income were the same for all periods presented.

During April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts (AICPA) issued Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The Company elected to implement the accounting standard during the second quarter of 1998. The effect of this accounting change was a charge to operations of $3.9 million, net of $2.2 million of related tax benefit for the unamortized balance of preopening costs and other start-up expenses as of December 28, 1997. Also, $2.4 million of preopening costs capitalized during the first quarter of 1998 have been expensed during the first quarter of 1998 as preopening costs in the accompanying statements of operations for the twenty-seven week period ended July 5, 1998.

(3)      EARNINGS PER COMMON SHARE

The Company adopted in fiscal 1997, SFAS No. 128 "Earnings per Share" which requires disclosure of basic earnings per share (EPS) and diluted EPS, which replace the existing primary EPS and fully diluted EPS, as defined by APB No.
15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to primary EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares (consisting solely of outstanding stock options), the Company must use its average share price for that period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No. 15.

As a result of the adoption of SFAS No. 128, the Company's reported earnings per share for the thirteen and twenty-six weeks ended June 29, 1997 did not change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, founded in February 1994, owns, operates, and licenses themed restaurant/retail facilities (each a "Unit") under the name "Rainforest Cafe - A Wild Place to Shop and Eat(R)." As of August 15, 1998, the Company owned and operated 16 Units in the United States and licensed four Units outside of the United States. Rainforest Cafe Units range in size from the Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota, which is approximately 15,000 square feet, to the 34,000 square foot Unit located at Disney's Animal Kingdom at Walt Disney World(R) in Orlando, Florida. The Company's other domestic Units are located in Chicago, Schaumburg and Gurnee, Illinois; McLean, Virginia; Miami, Fort Lauderdale and Downtown Disney Marketplace at Walt Disney World(R) in Orlando, Florida; Ontario and Costa Mesa in Orange County, California; Westbury and West Nyack, New York; Dallas, Texas; Tempe, Arizona; and at the MGM Grand Hotel and Casino in Las Vegas, Nevada.

The Company presently plans to open five additional domestic Units for the remaining two quarters of 1998. Because the Company anticipates continued rapid expansion, period to period comparisons may not be meaningful. The Company presently intends to lease the sites for all future domestic Units and anticipates that most of its future domestic Units will range in size from approximately 14,000 to 23,000 square feet, with between 275 and 450 restaurant seats and 10% to 25 % of square footage dedicated to retail selling space. However, some Units may be significantly larger, such as the existing free-standing 30,000 square foot Downtown Disney Market Place Unit and the free-standing 34,000 square foot Disney's Animal Kingdom Unit, both of which contain approximately 550 restaurant seats.

In addition to operations in the United States, the Company has pursued international growth opportunities through licensing arrangements. The Company has entered into five exclusive license agreements to develop up to 24 Units, of which four are currently open, over the next ten years in the United Kingdom and Ireland, Mexico, Canada, and certain Asian countries. The Company intends to enter into additional license agreements in the future. Pursuant to these agreements, the Company is entitled to receive area licensing fees in excess of $500,000 (other than the license agreement relating to the United Kingdom and Ireland which does not have an area licensing fee) and is entitled to receive a development fee per Unit and royalties ranging from 3% to 10% of gross revenues. Certain agreements, such as the agreement relating to the United Kingdom and Ireland, allow the Company to become an equity participant of 20%-50% of each Unit developed. The agreement for the Canadian development is a 50/50 joint venture with the Elephant and Castle Group located in Vancouver, Canada. The first international licensed Unit opened in London in June, 1997, followed by Units in Cancun, Mexico City and Vancouver which opened in August and October 1997 and June 1998, respectively. The Company believes three additional Units will be developed outside the United States for the remaining two quarters of 1998.

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

General, administrative and new development expenses include all corporate and administrative functions that serve to support existing operations and provide an infrastructure to support future growth. In addition, certain expenses related to the recruiting and training of Unit management personnel are also included. Management, supervisory and staff salaries, employee benefits, travel, information systems, marketing, rent and office expenses are primary items of cost in this category.

The Company uses a 52- or 53- week fiscal year ending on the Sunday nearest December 31.

RESULTS OF OPERATIONS FOR THE THIRTEEN AND TWENTY-SEVEN WEEKS ENDED JULY 5, 1998, COMPARED TO THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 29, 1997.

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:


                                                        Thirteen       Thirteen                 Twenty-seven     Twenty-six
                                                         Weeks          Weeks                      Weeks            Weeks
                                                         Ended          Ended                      Ended            Ended
                                                      July 5, 1998    June 29, 1997             July 5, 1998     June 29, 1997
                                                      ------------    -------------             --------------   -------------

Revenues:
   Restaurant sales                                         75.7   %        76.8   %                 77.0   %        76.4   %
   Retail sales                                             23.7            23.2                     22.4            23.0
   Licensing fees and royalties                               .6              --                       .6              .6
                                                      ============    ============              ===========    ============
      Total revenues                                       100.0           100.0                    100.0           100.0
                                                      ============    ============              ===========    ============


Costs and Expenses:
   Food and beverage costs (1)                              23.5            23.2                     23.7            23.5
   Cost of retail goods sold (2)                            43.5            46.5                     44.8            46.8
   Restaurant operating expenses (1)                        52.6            49.2                     51.9            49.2
   Retail operating expenses (2)                            31.1            32.4                     32.1            31.9
   Depreciation and amortization (3)                         5.8             5.1                      5.8             5.3
   Preopening expenses (3)                                   2.7             3.4                      4.0             3.6
      Total costs and expenses (3)                          84.2            82.4                     85.6            82.9

      Income from Unit Operations and Licensing             16.3            17.6                     14.9            17.5
                                                      ------------    ------------              -----------    ------------


Other (Income) Expense:
   General, administrative and development                   6.0             7.9                      6.1             7.4
   Interest Income                                         (3.1)           (9.9)                    (4.0)           (9.8)
   Write-off of development costs                             --              --                       --             4.3
   Equity in earnings of unconsolidated subsidiaries          .3              --                       .2              --
                                                      ------------    ------------              -----------    ------------

      Total other (income) expense                           3.2           (2.0)                      2.3             1.9
                                                      ------------    ------------              -----------    ------------


Income before Income Taxes and Cumulative Effect
   of Change in Accounting Principle                        13.1            19.6                     12.6            15.6

Provision for income taxes                                   4.4             7.1                      4.3             5.6
                                                      ------------    ------------              -----------    ------------

Income before Cumulative Effect of Change in
   Accounting Principle                                      8.6            12.5                      8.3            10.0

Cumulative Effect of Change in Accounting
   Principle                                                  --              --                      4.0              --
                                                      ------------    ------------              -----------    ------------

Net Income                                                   8.6   %        12.5   %                  4.3   %        10.0   %
                                                      ============    ============              ===========    ============


(1) Percentage of restaurant sales
(2) Percentage of retail sales
(3) Percentage of unit sales

Results of operations for the quarter ended July 5,1998, reflect the operations of eleven mall Units and four free-standing Units open for the second quarter.

Total revenues increased 128% to $53.9 million for the thirteen week period ended July 5, 1998 and 117% to $98.5 million for the twenty-seven weeks of 1998 from $23.6 million for the thirteen weeks ended June 29, 1997 and $45.5 million for the twenty-six weeks of 1997. The increase in revenues is primarily due to the addition of eight domestic Rainforest Cafe Units which contributed $30.1 million for the second quarter of 1998 and $50.1 million for the six months of 1998 and $2.8 million generated from the additional week during the first quarter of 1998. The increase in revenues was partially offset by a decrease in sales of the comparable store sales base consisting of six Units open more than 18 months. These Units experienced a decrease in sales of $1.7 million for the second quarter of 1998 compared to the second quarter of 1997 and $1.5 million for the six months of 1998 compared with the six months of 1997. The Company's experience to date indicates that a Unit's revenues may decrease on a comparable basis after the first year of operations, although this has not been the case for all of the Company's Units. The comparable store sales base decreased 7% in the second quarter of 1998 and decreased 3% for the first six months of 1998. Management believes that such decreases result from the fact that the Company's new Units typically open at or near full capacity. Local market conditions and competition may also impact Unit sales.

Retail sales increased as a percentage of total revenues from 23.2% for the second quarter in 1997 to 23.7% for the comparable period in 1998 and decreased as a percentage of total revenues from 23.0% for the six months of 1997 to 22.4% for the six months of 1998. The increase in the percentage of retail sales in the second quarter is primarily due to the addition of the free-standing Unit at Disney's Animal Kingdom and the Unit at MGM Hotel and Casino in Las Vegas. Retail sales at free-standing Units typically comprise a greater percentage of total sales than mall Units.

Food and beverage costs increased 128% to $9.6 million for the second quarter of 1998 and 120% to $17.9 million for the six months of 1998 compared to $4.2 million and $8.2 million for the comparable periods of 1997. The increase in food and beverage costs was primarily due to Unit expansion. Food and beverage costs remained relatively stable as a percentage of sales.

Cost of retail goods sold increased 118% to $5.6 million for the second quarter of 1998 compared to $2.5 million for the second quarter of 1997, and 102% to $9.9 million for the six months of 1998 from $4.9 million for the comparable period in 1997. The increase in cost of retail goods sold was primarily due to Unit expansion. Cost of retail goods sold decreased as a percentage of retail sales from 46.5% in the second quarter of 1997 to 43.5% for the comparable period in 1998 and from 46.8% for the six months of 1997 to 44.8% for the six months of 1998. The decrease in cost of retail goods sold as a percentage of sales was primarily due to improved margins in children's apparel, toys, glassware and the overall increase of volume purchasing leverage due to Unit expansion.

Restaurant and retail operating expenses increased 141% and 124% respectively from the second quarter of 1997, and 131% and 112%, respectively from the six months of 1997 to the comparable periods in 1998. The increase in restaurant and retail operating expenses was primarily due to Unit expansion. Restaurant operating expenses increased as a percentage of restaurant sales from 49.2% in the second quarter of 1997 to 52.6% in the second quarter of 1998 and from 49.2% in the six months of 1997 to 51.9% in the six months of 1998. The increase in restaurant operating expenses for both comparable periods as a percentage of restaurant sales is primarily due to increased expenditures on repairs and maintenance, sales and marketing and increased costs of labor. The labor increase is predominantly due to the payment of higher union wage rates at the Company's Unit at MGM Grand Hotel and Casino, high labor costs during the first month of operation at Disney's Animal Kingdom Unit and reduced restaurant labor utilization at several Units. Expenditures on advertising and marketing increased at most Units and the initial investment in Corporate sales teams in Las Vegas, South Florida, Orlando and Chicago contributed to the higher costs. A high level of operating expenses at the Aventura Mall Unit which was caused by low customer traffic resulting from delays in mall construction contributed to the increase in restaurant operating expenses as a percentage of restaurant sales for both comparable periods. Retail operating expenses as a percentage of retail sales decreased from 32.4% in the second quarter of 1997 to 31.1% in the second quarter of 1998 and is relatively stable as a percentage of retail sales for the six months of 1998 compared to 1997. The decrease in retail operating expenses in the second quarter of 1998 as a percentage of retail sales is primarily due to improved retail labor efficiencies.

Depreciation and amortization increased 155% to $3.1 million in the second quarter of 1998 compared to $1.2 million for the comparable period in 1997 and 137% to $5.7 million for the six months of 1998 from $2.4 million in 1997. Preopening expenses increased 79.0% from $0.8 million in the second quarter of 1997 to $1.4 million in the same period of 1998 and 138% from $1.6 million for the six months of 1997 to $3.9 million for the six months of 1998. The increase in depreciation and amortization and preopening expenses was primarily due to Unit expansion. Depreciation and amortization as a percentage of restaurant and retail sales increased to 5.8% for the second quarter of 1998 from 5.1% for the same period in 1997 and to 5.8% for the six months of 1998 from 5.3% for the six months of 1997. The increase in these expenses as a percentage of sales is due to increased costs of new Unit development and capital improvements in existing Units. Preopening expenses decreased as a percentage of restaurant and retail sales from 3.4% for the second quarter of 1997 to 2.7% for the second quarter of 1998 and increased as a percentage of restaurant and retail sales from 3.6% for the six months in 1997 to 4.0% for the six months of 1998. The increase as a percentage of sales for the six months is primarily due to the Unit at Palisades Center in West Nyack, New York which opened late in the first quarter of 1998 and the Unit at Disney's Animal Kingdom in Orlando, Florida which opened early in the second quarter of 1998 whose preopening costs were primarily expensed during the first quarter of 1998 due to the change in accounting principle. The decrease as a percentage of sales for the second quarter of 1998 is primarily due to the change in accounting method.

General, administrative and development expenses increased 72.3% to $3.2 million and 77.1% to $6.0 million for the second quarter and six months of 1998 compared to $1.9 million and $3.4 million for the comparable periods of 1997. The increase in general administrative and development expenses was due primarily to the increases of regional Unit management, corporate employees and Unit management personnel involved with and in training related to the Company's growth. General, administrative and development expenses as a percentage of revenues decreased to 6.0% in the second quarter from 7.9% for the same period in 1997 and decreased to 6.1% for the six months of 1998 from 7.4% for the comparable period in 1997. Management believes general, administrative and development expenses will continue to grow at a slower rate than total revenues over the next year resulting in a continual decrease in these expenses as a percentage of total revenues.

Interest income of $1.7 million and $3.9 million for the second quarter and six months of 1998 was generated primarily by investing the proceeds from the Company's two follow-on public offerings completed in January and September 1996 and capital gains on investments realized during the first quarter of 1998. Interest income of $2.3 million and $4.5 million for the second quarter and six months of 1997 was generated primarily by investing the proceeds of the Company's two 1996 follow-on public offerings.

The write-off of development costs of $1.9 million in the first six months of 1997 was the result of the termination of planned Units at Trump Taj Mahal (Atlantic City, New Jersey) and Stratosphere (Las Vegas, Nevada).

The provision for income taxes in the 1998 and 1997 periods are both based upon the Company's estimated effective tax rate, including tax exempt interest income. The effective tax rate for 1998 was reduced to 34% from 36% in 1997, reflecting the addition of more Units in lower tax states such as Nevada and Florida.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital needs arise from the development and opening of new Units. In January 1996, the Company issued an aggregate of 6,210,000 shares of Common Stock pursuant to a secondary public offering at $12.67 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses, were approximately $73.6 million. In May 1996, the Company received approximately $1.0 million in net proceeds from the exercise of warrants at $3.20 per share issued to Underwriters of the Company's IPO. In September 1996, the Company issued an aggregate of 4,837,500 shares of Common Stock pursuant to an additional public offering at $21.00 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses, were approximately $96.0 million. On July 5, 1998 the Company had working capital of approximately $65.6 million and long-term investments of $27.4 million, consisting principally of investment grade, fixed income securities.

The Company generated cash flow from operating activities of $9.8 million and $14.6 million for the second quarter and six months of 1998 compared to $9.9 million and $20.1 million for the second quarter and six months of 1997. Additionally, during the first six months of 1998 the Company generated $340,000 from stock options exercised, compared with $405,000 for the comparable period in 1997. During the first six months of 1998 the Company generated approximately $1.3 million from the sale of put options compared to approximately $1.1 million for the same period in 1997. At July 5, 1998, put options which may require the purchase of approximately 660,000 shares of the Company's Common Stock (at exercise prices ranging from $10.00 to $15.00 per share) were outstanding. The sale of the put options was executed as a part of a stock repurchase program announced in January 1997 and amended in January 1998 pursuant to which up to
1.5 million shares and 3.0 million shares, respectively, of the Company's Common Stock may be repurchased over a one year period. In the first six months of 1998 approximately 909,000 shares of Common Stock were repurchased through put option assignments and open market purchases at a cost of $11.6 million compared with 10,000 shares in the first six months of 1997 at a cost of $194,000. The Company believes that it will continue to generate cash from operating activities and earn interest income, both of which will be utilized for future development and working capital purposes.

The average investment to open the Company's first five Mall Units was $5.5 million, net of landlord contributions which averaged $1.1 million. Additionally, the Company averaged approximately $650,000 in preopening expenses and purchased an average of $300,000 of inventory in connection with the openings. Total expenditures to develop the Downtown Disney Marketplace Unit were $11.2 million, net of $1.5 million landlord contributions. Preopening expenses incurred for the opening of the Downtown Disney Marketplace Unit were approximately $1.2 million and the initial inventory purchased was approximately $600,000. Total expenditures to develop the Disney's Animal Kingdom Unit were $14.5 million, net of $1.8 million landlord contributions. Preopening expenses incurred for the opening of the Disney's Animal Kingdom Unit were approximately $1.6 million and the initial inventory purchased was approximately $700,000.

The estimated average investment to open the Company's five Mall Units during 1997 was $7.1 million, net of landlord contributions. The Company received average landlord contributions of approximately $900,000 for the Mall Units. Additionally, the Company averaged approximately $730,000 in preopening expenses and purchased approximately $300,000 in initial inventory for the 1997 Mall Units. Total expenditures to develop the free-standing downtown Chicago Icon Unit were approximately $10.8 million. Total expenditures to develop the MGM Grand Hotel and Casino Icon Unit were approximately $11.1 million, net of $750,000 landlord contribution. The opening of the downtown Chicago Unit resulted in preopening expenses of approximately $750,000 and the opening of the MGM Grand Hotel and Casino Unit resulted in preopening expenses of approximately $1.3 million. Both Units required the purchase of approximately $300,000 in initial inventory.

The Company expects future domestic Mall Units to cost between $5.5 million and $8.5 million to develop, net of anticipated landlord contributions. In addition, the Company expects that it will incur approximately $750,000 in preopening costs and purchase approximately $300,000 of inventory in connection with the opening of these Units. The Company also expects to open selected, larger Icon Units, such as its Unit at Disney's Animal Kingdom at Walt Disney World(R). In connection with the construction of existing Units, the Company has received landlord contributions, which reduced the cost of opening these Units. There can be no assurance, however, that landlord contributions will be available in the future.

The Company contemplates that the development and opening of each of its Units through 1999 will be financed with existing cash on hand and cash flow from operations. The Company may require additional equity or debt financing for expansion beyond 1999.

It is not anticipated that the Company's business will require substantial working capital to meet its operating requirements. Virtually all of the Company's revenues are collected in cash or pursuant to credit card processing. Food and beverage inventories and merchandise inventories are expected to increase in relation to trade accounts payable.

NEW ACCOUNTING PRONOUNCEMENT

During April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts (AICPA) issued Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The Company elected to implement the accounting standard during the second quarter of 1998. The effect of this accounting change was a charge to operations of $3.9 million, net of $2.2 million of related tax benefit for the unamortized balance of preopening costs and other start-up expenses as of December 28, 1997. Also, $2.4 million of preopening costs capitalized during the first quarter of 1998 have been expensed during the first quarter of 1998 as preopening costs in the accompanying statements of operations.

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

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings:

SHAREHOLDER CLASS ACTION LITIGATION

     The Company and certain executive officers of the Company are named as defendants in a purported class action complaint, In Re: Rainforest Cafe, Inc. Securities Litigation, alleging violations by the Company and such executive officers of certain Federal securities laws. The complaint was filed on July 31, 1998 and is a consolidation of seven separate actions which were all filed in the United States District Court for the District of Minnesota. The complaint alleges that the defendants violated Federal securities laws by making misrepresentations and omissions regarding the Company's performance and future prospects during the class period while individually selling the Company's Common Stock. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period between October 20, 1997 and January 6, 1998. The Company believes these claims are without merit and intends to defend these claims vigorously.

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


Item 4.  Submission of Matters to a Vote of Security Holders

         A.       The Annual Meeting of Shareholders was held on May 18, 1998.

         B.       Matters voted upon:

                  (1)      Directors elected at meeting:

                            AFFIRMATIVE      NEGATIVE
                               VOTES          VOTES           ABSTENTIONS
                            -----------      ---------        -----------
Lyle Berman                 21,825,010       508,162           4,059,846
Kenneth W. Brimmer          21,807,345       525,827           4,059,846
David L. Rogers             21,812,841       520,331           4,059,846
Steven W. Schussler         21,830,399       502,773           4,059,846
Ercu Ucan                   21,817,736       515,436           4,059,846
Joel N. Waller              21,815,899       517,273           4,059,846

Item 5.   Discretionary Proxy Voting Authority / Shareholder Proposals

         On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of the proposal fails to notify the company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

         With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by February 19, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.


Item 6. Exhibits and Reports on Form 8-K

         A.       Exhibits:

                  10.1     1998 Non-Executive Employee Stock Option Plan

                  27.1     Financial Data Schedule

         B.       Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the quarter ended July 5, 1998.