Form 10-Q
period 1998-11-04
RAINFOREST CAFE INC
filed 1998-11-18
CIK 924919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO
                                                  ---    ---

                         COMMISSION FILE NUMBER 0-27366

                              RAINFOREST CAFE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MINNESOTA                              41-1779527
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


                              YES   X           NO
                                 -------          -------

  Number of shares of Common Stock, no par value per share outstanding as of
                               November 9, 1998:

                                   24,750,613

                              RAINFOREST CAFE, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                               Page number
                  Item 1.  Consolidated Financial Statements

                           Consolidated Balance Sheets as of
                           October 4, 1998 and December 28, 1997.....................................................2

                           Consolidated Statements of Operations for the thirteen and forty weeks ended October 4, 1998 and thirteen and
                           thirty-nine weeks ended September 28, 1997................................................3

                           Consolidated Statements of Cash Flows for the forty
                           weeks ended October 4, 1998 and thirty-nine weeks
                           ended September 28, 1997..................................................................4

                           Condensed Notes to Consolidated Financial Statements......................................5

                  Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.....................................................7

PART II.          OTHER INFORMATION

                  Item 1.    Legal Proceedings.......................................................................15

                  Item 6.    Exhibits and Reports on Form 8K.........................................................15

                  Signature Page.....................................................................................16

                          RAINFOREST CAFE, INC.
                       CONSOLIDATED BALANCE SHEETS


                                                                October 4,   December 28,
(In Thousands, Except Share Data)                                  1998         1997
                                                               -----------  -------------
                                                               (Unaudited)
                                 ASSETS
Current Assets:
   Cash and cash equivalents                                   $  15,591    $  53,621
   Short-term investments                                         18,974       16,963
   Accounts receivable and other                                  21,091        9,893
   Inventories                                                    12,082        6,705
   Preopening expenses                                              --          4,546
                                                               ---------    ---------
        Total current assets                                      67,738       91,728

Long-Term Investments                                             24,656       39,948

Furniture, Equipment and Leasehold Improvements, net             153,890      112,695

Other Assets                                                       5,118        1,729
                                                               ---------    ---------
Total Assets                                                   $ 251,402    $ 246,100
                                                               =========    =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                            $   6,626    $   7,135
   Accrued liabilities-
     Payroll and payroll taxes                                     3,081        3,318
     Other                                                         4,319        3,543
   Income taxes payable                                            1,976         --
                                                               ---------    ---------
        Total current liabilities                                 16,002       13,996

Long-Term Liabilities                                             21,616        8,214

Deferred Income Taxes                                                908          908
                                                               ---------    ---------
        Total liabilities                                         38,526       23,118
                                                               ---------    ---------

Commitments and Contingencies

Shareholders' Equity:
   Common stock, no par value, 50,000,000 shares authorized;
     24,786,713 and 26,351,268 issued and outstanding            188,220      206,277
   Retained earnings                                              24,725       16,705
   Cumulative Loss on Currency Translation                           (69)        --
                                                               ---------    ---------
        Total shareholders' equity                               212,876      222,982
                                                               ---------    ---------
Total Liabilities and Shareholders' Equity                     $ 251,402    $ 246,100
                                                               =========    =========

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Thirteen       Thirteen          Forty         Thirty-nine
                                                                 Weeks Ended   Weeks Ended      Weeks Ended     Weeks Ended
                                                                 October 4,    September 28,     October 4,     September 28,
(In Thousands, Except Share Data)                                   1998            1997            1998            1997
                                                              --------------  --------------- --------------  ---------------
Revenues:
   Restaurant sales                                           $     43,150    $     21,455    $    118,934    $     56,183
   Retail sales                                                     12,265           6,431          34,356          16,908
   Licensing fees and royalties                                        596             122           1,211             377
                                                              --------------  --------------- --------------  ---------------
        Total revenues                                              56,011          28,008         154,501          73,468
                                                              --------------  --------------- --------------  ---------------
Costs and Expenses:
   Food and beverage costs                                          10,103           5,034          28,026          13,197
   Cost of retail goods sold                                         5,666           2,919          15,572           7,820
   Restaurant operating expenses                                    22,224          10,456          61,593          27,535
   Retail operating expenses                                         4,089           2,004          11,185           5,348
   Depreciation and amortization                                     3,177           1,327           8,827           3,710
   Preopening expenses                                               2,995             685           6,867           2,311
                                                              --------------  --------------- --------------  ---------------
        Total costs and expenses                                    48,254          22,425         132,070          59,921
                                                              --------------  --------------- --------------  ---------------

         Income from Unit Operations and Licensing                   7,757           5,583          22,431          13,547
                                                              --------------  --------------- --------------  ---------------

Other (Income) Expense:
   General, administrative and development expenses                  3,159           2,022           9,155           5,397
   Interest income                                                  (1,152)         (2,306)         (5,053)         (6,782)
   Loss on disposal                                                     62            --                62            --
   Write-off of development and debt offering costs                     --            --              --             1,935
   Equity in earnings of unconsolidated subsidiaries                    (5)           --               183              10
                                                              --------------  --------------- --------------  ---------------
        Total other (income) expense                                 2,064            (284)          4,347             560
                                                              --------------  --------------- --------------  ---------------
Income before Income Taxes and Cumulative Effect of
  Change in Accounting Principle                                     5,693           5,867          18,084          12,987
Provision for Income Taxes                                           1,936           2,112           6,148           4,671
                                                              --------------  --------------- --------------  ---------------


Income before Cumulative Effect of Change in
  Accounting Principle                                               3,757           3,755          11,936           8,316

Cumulative Effect of Change in Accounting Principle
  Related to Start-Up Costs (net of income taxes of $2,202)           --              --             3,916            --
                                                              --------------  --------------- --------------  ---------------
        Net Income                                            $      3,757    $      3,755    $      8,020    $      8,316
                                                              ==============  =============== ==============  ===============
BASIC EARNINGS PER SHARE

Basic Earnings Per Common Share before Change in
  Accounting Principle                                        $       0.15    $       0.14    $       0.46    $       0.32

Cumulative Effect of Change in Accounting Principle                   --              --              0.15            --
                                                              --------------  --------------- --------------  ---------------
Basic Earnings Per Common Share                               $       0.15    $       0.14    $       0.31    $       0.32
                                                              ==============  =============== ==============  ===============
Basic Weighted Average Shares Outstanding                       25,287,827      26,000,907      25,581,169      25,895,824
                                                              ==============  =============== ==============  ===============

DILUTED EARNINGS PER SHARE

Diluted Earnings Per Common Share before Change
  in Accounting Principle                                     $       0.15    $       0.14    $       0.46    $       0.31

Cumulative Effect of Change in Accounting Principle                   --              --              0.15            --
                                                              --------------  --------------- --------------  ---------------
Diluted Earnings Per Common Share                             $       0.15    $       0.14    $       0.31    $       0.31
                                                              ==============  =============== ==============  ===============
Diluted Weighted Average Shares Outstanding                     25,684,079      26,783,253      25,917,562      26,717,776
                                                              ==============  =============== ==============  ===============

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Forty      Thirty-nine
                                                                Weeks Ended   Weeks Ended
                                                                 October 4,  September 28,
(In Thousands)                                                      1998        1997
                                                                -----------  -------------
Operating Activities:
  Net income                                                     $  8,020    $  8,316
  Adjustments to reconcile net income to net cash
   flows from operating activities-
      Depreciation and amortization                                27,508       5,973
      Change in accounting principle                                3,916        --
      Write-off of discontinued development costs                    --         1,935
      Change in operating assets and liabilities-
         Accounts receivable and other                            (11,810)     (5,649)
         Inventories                                               (5,377)     (2,928)
         Preopening expenses                                       (3,242)     (2,080)
         Accounts payable                                            (509)      4,988
         Accrued liabilities                                       21,126       2,211
                                                                 --------    --------
           Net cash provided by operating activities               21,126      12,766
                                                                 --------    --------

Investing Activities:
  (Purchases) sales of short-term investments, net                 (2,011)      9,461
  (Purchases) sales of long-term investments, net                  15,292      (3,280)
   Purchases of furniture, equipment and leasehold
     improvements, net                                            (51,429)    (49,253)
   Purchases of other assets                                       (1,417)       (910)
                                                                 --------    --------
           Net cash used in investing activities                  (39,565)    (43,982)
                                                                 --------    --------

Financing Activities:
  Proceeds from the sale of common stock and put options, net       2,717       2,811
  Repurchase of common stock                                      (20,879)       (194)
  Tenant allowances collected                                         612       1,527
                                                                 --------    --------
           Net cash provided by (used in) financing activities    (17,550)      4,144
                                                                 --------    --------

Effect of Currency Translation Loss                                   (69)       --

Decrease in Cash and Cash Equivalents                             (38,030)    (27,072)

Cash and Cash Equivalents, beginning of period                     53,621      83,894
                                                                 --------    --------

Cash and Cash Equivalents, end of period                         $ 15,591    $ 56,822
                                                                 ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Interest                                                     $   --      $   --
    Income taxes                                                    1,836       7,147

                              RAINFOREST CAFE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 4, 1998
                                   (UNAUDITED)

(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include all accounts of Rainforest Cafe, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen and forty weeks ended October 4, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1999.

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

During April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts (AICPA) issued Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The Company elected to adopt the accounting standard during the second quarter of 1998. The effect of this accounting change was a charge to operations of $3.9 million, net of $2.2 million of related tax benefit for the unamortized balance of preopening costs and other start-up expenses as of December 28, 1997. Also, $2.4 million of preopening costs capitalized during the first quarter of 1998 were expensed during the first quarter of 1998 as preopening costs in the accompanying statements of operations for the forty week period ended October 4, 1998.

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

As a result of the adoption of SFAS No. 128, the Company's reported earnings per share for the thirteen and thirty-nine weeks ended September 28, 1997 did not change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, founded in February 1994, owns, operates, and licenses themed restaurant/retail facilities (each a "Unit") under the name "Rainforest Cafe - A Wild Place to Shop and Eat(R)." As of November 9, 1998, the Company owned and operated 19 Units in the United States and licensed five Units outside of the United States. Rainforest Cafe Units range in size from the Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota, which is approximately 15,000 square feet, to the 34,000 square foot Unit located at Disney's Animal Kingdom at Walt Disney World(R) in Orlando, Florida. The Company's other domestic Units are located in Chicago, Schaumburg and Gurnee, Illinois; McLean, Virginia; Miami, Fort Lauderdale and Downtown Disney Marketplace at Walt Disney World(R) in Orlando, Florida; Ontario and Costa Mesa in Orange County, California; Westbury and West Nyack, New York; Edison, New Jersey; Burlington, Massachusetts; Denver, Colorado; Dallas, Texas; Tempe, Arizona; and at the MGM Grand Hotel and Casino in Las Vegas, Nevada.

The Company presently plans to open two additional domestic Units during the fourth quarter of 1998. Because the Company anticipates continued expansion, period to period comparisons may not be meaningful. The Company presently intends to lease the sites for all future domestic Units and anticipates that most of its future domestic Units will range in size from approximately 14,000 to 20,000 square feet, with between 275 and 450 restaurant seats and 10% to 25 % of square footage dedicated to retail selling space. However, some Units may be significantly larger, such as the existing free-standing 30,000 square foot Downtown Disney Market Place Unit and the free-standing 34,000 square foot Disney's Animal Kingdom Unit, both of which contain approximately 550 restaurant seats.

In addition to operations in the United States, the Company has pursued international growth opportunities through licensing arrangements. The Company has entered into six exclusive license agreements to develop up to 25 Units, of which five are currently open, over the next ten years in the United Kingdom and Ireland, Mexico, Canada, France and certain Asian countries. The Company intends to enter into additional license agreements in the future. Pursuant to these agreements, the Company is entitled to receive area licensing fees in excess of $500,000 for multi-Unit territories (other than the license agreement relating to the United Kingdom and Ireland which does not have an area licensing fee) and is entitled to receive a development fee per Unit and royalties ranging from 3% to 10% of gross revenues. Certain agreements, such as the agreement relating to the United Kingdom and Ireland, allow the Company to become an equity participant of 20%-50% of each Unit developed. The agreement for the Canadian development is a 50/50 joint venture with the Elephant and Castle Group located in Vancouver, Canada. The first international licensed Unit opened in London in June, 1997, followed by Units in Cancun and Mexico City, Mexico, Vancouver, Canada and Manchester, United Kingdom, which opened in August and October 1997 and June and September 1998, respectively. The Company believes two additional Units will be opened outside the United States for the remaining quarter of 1998.

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

RESULTS OF OPERATIONS FOR THE THIRTEEN AND FORTY WEEKS ENDEd OCTOBER 4, 1998, COMPARED TO THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997.

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                                      Thirteen         Thirteen                    Forty        Thirty-nine
                                                        Weeks            Weeks                     Weeks           Weeks
                                                        Ended            Ended                     Ended           Ended
                                                      October 4,      September 28,              October 4,     September 28,
                                                         1998             1997                       1998            1997
                                                      ------------    ------------              -----------    ------------
Revenues:
   Restaurant sales                                         77.0   %        76.6   %                 77.0   %        76.5   %
   Retail sales                                             21.9            23.0                     22.2            23.0
   Licensing fees and royalties                              1.1              .4                       .8              .5
                                                      ============    ============              ===========    ============
      Total revenues                                       100.0           100.0                    100.0           100.0
                                                      ============    ============              ===========    ============


Costs and Expenses:
   Food and beverage costs (1)                              23.4            23.5                     23.6            23.5
   Cost of retail goods sold (2)                            46.2            45.4                     45.3            46.3
   Restaurant operating expenses (1)                        51.5            48.7                     51.8            49.0
   Retail operating expenses (2)                            33.3            31.2                     32.6            31.6
   Depreciation and amortization (3)                         5.7             4.8                      5.8             5.1
   Preopening expenses (3)                                   5.4             2.5                      4.5             3.2
      Total costs and expenses (3)                          87.1            80.4                     86.2            82.0

      Income from Unit Operations and Licensing             13.8            19.9                     14.5            18.4
                                                      ------------    ------------              -----------    ------------


Other (Income) Expense:
   General, administrative and development                   5.6             7.2                      5.9             7.3
   Interest Income                                         (2.1)           (8.2)                    (3.3)           (9.2)
   Loss on disposal                                           .1              --                       --              --
   Write-off of development costs                             --              --                       --             2.6
   Equity in earnings of unconsolidated subsidiaries          --              --                       .1              --
                                                      ------------    ------------              -----------    ------------

      Total other (income) expense                           3.7           (1.0)                      2.8              .7
                                                      ------------    ------------              -----------    ------------


Income before Income Taxes and Cumulative Effect
   of Change in Accounting Principle                        10.2            20.9                     11.7            17.7

Provision for income taxes                                   3.5             7.5                      4.0             6.4
                                                      ------------    ------------              -----------    ------------

Income before Cumulative Effect of Change in
   Accounting Principle                                      6.7            13.4                      7.7            11.3

Cumulative Effect of Change in Accounting
   Principle                                                  --              --                      2.5              --
                                                      ------------    ------------              -----------    ------------

Net Income                                                   6.7   %        13.4   %                  5.2   %        11.3   %
                                                      ============    ============              ===========    ============

(1) Percentage of restaurant sales

(2) Percentage of retail sales
(3) Percentage of unit sales

  Results of operations for the quarter ended October 4,1998, reflect the operations of fourteen mall Units and four free-standing Units open for the third quarter.

  Total revenues increased 100% to $56.0 million for the thirteen week period ended October 4, 1998 and 110% to $154.5 million for the forty weeks of 1998 from $28.0 million for the thirteen weeks ended September 28, 1997 and $73.5 million for the thirty-nine weeks of 1997. The increase in revenues is primarily due to the addition of ten domestic Rainforest Cafe Units which contributed $29.9 million for the third quarter of 1998 and $73.9 million for the nine months of 1998 and $2.8 million generated from the additional week during the first quarter of 1998. The increase in revenues was partially offset by a decrease in sales of the comparable store sales base consisting of six Units open more than 18 months. These Units experienced a decrease in sales of $3.8 million for the third quarter of 1998 compared to the third quarter of 1997 and $5.3 million for the nine months of 1998 compared with the nine months of 1997. The Company's experience to date indicates that a Unit's revenues may decrease on a comparable basis after the first year of operations. The comparable store sales base decreased 15.7% in the third quarter of 1998 and decreased 7.7% for the first nine months of 1998. Management believes that such decreases result from the fact that the Company's new Units typically open at or near full capacity. Local market conditions and competition may also impact Unit sales.

  Retail sales decreased as a percentage of total revenues from 23.0% for the third quarter in 1997 to 21.9% for the comparable period in 1998 and decreased as a percentage of total revenues from 23.0% for the nine months of 1997 to 22.2% for the nine months of 1998. The decrease in the percentage of retail sales in the third quarter is primarily due to a decrease in retail sales at the Downtown Disney Marketplace and Woodfield Mall Units.

  Food and beverage costs increased 101% to $10.1 million for the third quarter of 1998 and 112% to $28.0 million for the nine months of 1998 compared to $5.0 million and $13.2 million for the comparable periods of 1997. The increase in food and beverage costs was primarily due to Unit expansion. Food and beverage costs remained relatively stable as a percentage of sales.

  Cost of retail goods sold increased 94% to $5.7 million for the third quarter of 1998 compared to $2.9 million for the third quarter of 1997, and 99% to $15.6 million for the nine months of 1998 from $7.8 million for the comparable period in 1997. The increase in cost of retail goods sold was primarily due to Unit expansion. Cost of retail goods sold increased as a percentage of retail sales from 45.4% in the third quarter of 1997 to 46.2% for the comparable period in 1998 and decreased from 46.3% for the nine months of 1997 to 45.3% for the nine months of 1998. The increase in the third quarter is due to higher markdown percentages and increased costs of product distribution.

  Restaurant and retail operating expenses increased 113% and 104% respectively from the third quarter of 1997, and 124% and 109%, respectively from the nine months of 1997 to the comparable periods in 1998. The increase in restaurant and retail operating expenses was primarily due to Unit expansion. Restaurant operating expenses increased as a percentage of restaurant sales from 48.7% in the third quarter of 1997 to 51.5% in the third quarter of 1998 and from 49.0% in the nine months of 1997 to 51.8% in the nine months of 1998. The increase in restaurant operating expenses for both comparable periods as a percentage of restaurant sales is primarily due to increased expenditures on repairs and maintenance, sales and marketing and increased costs of labor. The labor increase is predominantly due to the payment of higher union wage rates at the Company's Unit at MGM Grand Hotel and Casino and reduced utilization of fixed management salaries at several Units which experienced sales declines over the comparable period from the prior year. Expenditures on advertising and marketing increased at most Units and the initial investment in Corporate sales teams in Las Vegas, South Florida, Orlando and Chicago contributed to the higher costs. A high level of operating expenses at the Aventura Mall Unit due to low sales volume contributed to the increase in restaurant operating expenses as a percentage of restaurant sales for both of the 1998 periods. Retail operating expenses as a percentage of retail sales increased from 31.2% in the third quarter of 1997 to 33.3% in the third quarter of 1998 and increased from 31.6% in the nine months of 1997 to 32.6% in the nine months of 1998. The increase in retail operating expenses in the third quarter and nine months of 1998 as a percentage of retail sales is due to the same factors which affected restaurant expenses as noted above.

  Depreciation and amortization increased 139% to $3.2 million in the third quarter of 1998 compared to $1.3 million for the comparable period in 1997 and 138% to $8.8 million for the nine months of 1998 from $3.7 million in 1997. Preopening expenses increased 337% from $0.7 million in the third quarter of 1997 to $3.0 million in the same period of 1998 and 197% from $2.3 million for the nine months of 1997 to $6.9 million for the nine months of 1998. The increase in depreciation and amortization was primarily due to Unit expansion. Depreciation and amortization as a percentage of restaurant and retail sales increased to 5.7% for the third quarter of 1998 from 4.8% for the same period in 1997 and to 5.8% for the nine months of 1998 from 5.1% for the nine months of 1997. The increase in these expenses as a percentage of sales is due to increased costs of new Unit development and capital improvements in existing Units and decreased comparable store sales in certain Units. Preopening expenses increased as a percentage of restaurant and retail sales from 2.5% for the third quarter of 1997 to 5.4% for the third quarter of 1998 and from 3.2% for the nine months in 1997 to 4.5% for the nine months of 1998. The increase as a percentage of sales is primarily due to five new Units which opened during 1998, whose preopening costs were primarily expensed during the first nine months of 1998 due to the change in accounting principle.

  General, administrative and development expenses increased 56.2% to $3.2 million and 69.6% to $9.2 million for the third quarter and nine months of 1998 respectively, compared to $2.0 million and $5.4 million for the comparable periods of 1997. The increase in general administrative and development expenses was due primarily to the increases in regional Unit management, corporate employees and development of marketing and advertising programs. General, administrative and development expenses as a percentage of revenues decreased to 5.6% in the third quarter from 7.2% for the same period in 1997 and decreased to 5.9% for the nine months of 1998 from 7.3% for the comparable period in 1997. Management believes general, administrative and development expenses will continue to grow at a slower rate than total revenues over the next year resulting in a continual decrease in these expenses as a percentage of total revenues.

  Interest income of $1.2 million and $5.1 million for the third quarter and nine months of 1998 was generated primarily by investing the proceeds from the Company's two follow-on public offerings completed in January and September 1996 and capital gains on investments realized during the first quarter of 1998. Interest income of $2.3 million and $6.8 million for the third quarter and nine months of 1997 was generated primarily by investing the proceeds of the Company's two 1996 follow-on public offerings.

  The write-off of development costs of $1.9 million in the first nine months of 1997 was the result of the termination of planned Units at Trump Taj Mahal (Atlantic City, New Jersey) and Stratosphere (Las Vegas, Nevada).

  The provision for income taxes in the 1998 and 1997 periods are both based upon the Company's estimated effective tax rate, including tax exempt interest income. The effective tax rate for 1998 was reduced to 34% from 36% in 1997, reflecting the addition of more Units in lower tax states such as Nevada and Florida.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal capital needs arise from the development and opening of new Units. In January 1996, the Company issued an aggregate of 6,210,000 shares of Common Stock pursuant to a secondary public offering at $12.67 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses, were approximately $73.6 million. In May 1996, the Company received approximately $1.0 million in net proceeds from the exercise of warrants at $3.20 per share issued to Underwriters of the Company's IPO. In September 1996, the Company issued an aggregate of 4,837,500 shares of Common Stock pursuant to an additional public offering at $21.00 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses, were approximately $96.0 million. On October 4, 1998 the Company had working capital of approximately $51.7 million and long-term investments of $24.7 million, consisting principally of investment grade, fixed income securities.

  The Company generated cash flow from operating activities of $21.1 million for the nine months of 1998 compared to $12.8 million for the nine months of 1997. Additionally, during the first nine months of 1998 the Company generated $450,000 from stock options exercised, compared with $1.0 million for the comparable period in 1997. During the first nine months of 1998 the Company generated approximately $1.8 million from the sale of put options compared to approximately $1.5 million for the same period in 1997. At October 4, 1998, put options which may require the purchase of approximately 521,500 shares of the Company's Common Stock (at exercise prices ranging from $5.00 to $15.00 per share) were outstanding. The sale of the put options was executed as a part of a stock repurchase program announced in January 1997 and amended in January 1998 pursuant to which up to 1.5 million shares and 3.0 million shares, respectively, of the Company's Common Stock may be repurchased over a one year period. In the first nine months of 1998 approximately 1,653,000 shares of Common Stock were repurchased through put option assignments and open market purchases at a cost of $20.9 million compared with 10,000 shares in the first nine months of 1997 at a cost of $194,000. The Company believes that it will continue to generate cash from operating activities and earn interest income, both of which will be utilized for future development and working capital purposes.

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

  NEW ACCOUNTING PRONOUNCEMENT

  During April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The Company elected to adopt the accounting standard during the second quarter of 1998. The effect of this accounting change was a charge to operations of $3.9 million, net of $2.2 million of related tax benefit for the unamortized balance of preopening costs and other start-up expenses as of December 28, 1997. Also, $2.4 million of preopening costs capitalized during the first quarter of 1998 were expensed during the first quarter of 1998 as preopening costs in the accompanying statements of operations.

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

  YEAR 2000 UPDATE

  State of Readiness

  In order to operate its business, the Company relies upon many third party information technology systems ("IT"), including its point of sale systems, table seating, electronic mail, inventory management, credit card processing, payroll, accounts payable, and general ledger systems. The Company does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by its IT vendors.

  As of October 4, 1998, the Company continued its assessment to identify and evaluate the risks of the Year 2000 issue with respect to its business. The Company's Year 2000 assessment as of October 4, 1998 focused on the following: (1) the Company's internal business information and accounting systems, including (a) the Company's point of sale systems, (b) financial and accounting software and (c) computer hardware; and (2) the Company's vendors and suppliers of food, beverage and retail products and other third party product and service providers. To implement its assessment, the Company established an internal review team to monitor and facilitate efficient Year 2000 Compliance. The Company has also engaged a third-party consultant to assist in its evaluation of Year 2000 readiness.

  First, with respect to the Company's internal business information, including the Company's point of sale systems and accounting systems, the Company has reviewed its financial reporting systems, IT based and otherwise, to ensure that they are Year 2000 compliant. The Company has requested that each of the vendors providing hardware and software to run these systems complete a Year 2000 compliance questionnaire. The Company's software vendors have made assurances pursuant to such questionnaires that their software is either Year 2000 compliant or that timely updates will be made to ensure that such software will be Year 2000 compliant. In the process of reviewing the Company's internal business information and accounting systems, the Company has determined that some of its personal computers utilized by its corporate staff may not be Year 2000 compliant and may have to be replaced. If required, the Company presently anticipates that it will replace such computers by mid-1999.

  Second, the Company is in the process of seeking to obtain assurances from its material vendors and suppliers to determine the extent to which the Company is vulnerable to Year 2000 issues because such vendor or supplier is or may not be Year 2000 compliant.

  Contingency Plans

  The Company has not yet seen the need to develop any widespread contingency plans for the Year 2000 issue, but this will continuously be monitored as the Company gains more information about the compliance programs of its vendors, suppliers and other third party product and service providers. The Company does not believe that it can develop a contingency plan that will totally shield the Company from risks that are beyond the control of the Company should others fail to resolve their own Year 2000 problems.

  Cost

  Based on the Company's current assessment, the costs of addressing potential Year 2000 problems are not expected to be material or have a material adverse impact on the Company's financial position. The current estimated cost of replacing the Company's corporate-level personal computers, if any, which are not Year 2000 compliant would not exceed $10,000. However, the estimated costs relating to the resolution of the Company's Year 2000 compliance issues cannot be fully and finally determined at this time.

  Risks

  While the Company fully anticipates achieving Year 2000 compliance well in advance of January 1, 2000, there are certain risks which exist with respect to the Company's business and the Year 2000. Those risks range from slight delays and inefficiencies in processing data and carrying out accounting and financial functions to the most reasonably likely worst case scenario, the extensive and costly inability to process data, provide vital accounting functions and communicate with suppliers. Furthermore, if significant vendors identify Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in material financial risks to the Company.

  FORWARD-LOOKING DISCLOSURE

  The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. Certain information included in this report and other materials filed by the Company with Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, including statements relating to plans for future expansion and other business development activities as well as other capital spending, financial sources, and the effects of competition in addition to expenses related to any Company litigation, the Company's expectations as to when it will complete the remediation and testing phases of the Company's Year 2000 readiness and the cost of achieving Year 2000 readiness. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties are indicated in the Company's Form 10-K for fiscal 1997 and include, but are not limited to, those relating to development and construction activities, including delays in opening new Units, acceptance of the Rainforest Cafe concept and the future Unit performance, the quality of the Company's restaurant and retail operations, dependence on discretionary consumer spending, the Company's failure to defend its intellectual property rights, the Company's inability to identify and resolve all material Year 2000 problems in a timely and cost effective manner, dependence on existing management, general economic conditions, changes in federal or state laws or regulations and unanticipated results of litigation.

  PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings:

  SHAREHOLDER CLASS ACTION LITIGATION

       The Company and certain executive officers of the Company are named as defendants in a purported class action complaint, In Re: Rainforest Cafe, Inc. Securities Litigation, alleging violations by the Company and such executive officers of certain Federal securities laws. The complaint was filed on July 31, 1998 and is a consolidation of seven separate actions which were all filed in the United States District Court for the District of Minnesota. The complaint alleges that the defendants violated Federal securities laws by making misrepresentations and omissions regarding the Company's performance and future prospects during the class period while individually selling the Company's Common Stock. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period between October 20, 1997 and January 6, 1998. The Company believes these claims are without merit and intends to defend these claims vigorously. The Company has moved to dismiss the complaint. The motion was heard by the Court on October 30, 1998 and it is currently under advisement by the Court.

  SHAREHOLDER DERIVATIVE LITIGATION

       Luis San Andres, derivatively on behalf of Rainforest Cafe, Inc. vs. Kenneth W. Brimmer, et al was filed on February 10, 1998 in the United States District Court for the District of Minnesota. The Luis San Andres complaint purports to seek relief on behalf of the Company against Kenneth W. Brimmer, Mark Bartholomay, Gregory C. Carey, Mark S. Robinow, Ercu Ucan, Steven W. Schussler and Lyle Berman and the Company as a nominal defendant. The complaint alleges that the defendants breached their respective fiduciary duties to the Company and were unjustly enriched as a result of certain trading activity. The individual defendants have moved to dismiss the complaint. The motion was heard on October 30, 1998 and it is currently under advisement by the Court.


Item 6. Exhibits and Reports on Form 8-K

         A.       Exhibits:

                  27.1     Financial Data Schedule

         B.       Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the quarter ended October 4, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAINFOREST CAFE, INC.


Date:           November 17, 1998                 /s/ Kenneth Brimmer
                                         ---------------------------------------
                                                    Kenneth Brimmer
                                                       President


Date:           November 17, 1998                 /s/ Mark S. Robinow
                                         ---------------------------------------
                                                    Mark S. Robinow
                                                Chief Financial Officer
                                             (Principal Financial Officer)