Form 10-Q/A
period 1998-11-04
RAINFOREST CAFE INC
filed 1998-11-19
CIK 924919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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
                                                              ==============  =============== ==============  ===============

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                   Forty      Thirty-nine
                                                                Weeks Ended   Weeks Ended
                                                                 October 4,  September 28,
(In Thousands)                                                      1998        1997
                                                                -----------  -------------
Operating Activities:
  Net income                                                     $  8,020    $  8,316
  Adjustments to reconcile net income to net cash
   flows from operating activities-
      Depreciation and amortization                                27,508       5,973
      Change in accounting principle                                3,916        --
      Write-off of discontinued development costs                    --         1,935
      Change in operating assets and liabilities-
         Accounts receivable and other                            (11,810)     (5,649)
         Inventories                                               (5,377)     (2,928)
         Preopening expenses                                       (3,242)     (2,080)
         Accounts payable                                            (509)      4,988
         Accrued liabilities                                        2,620       2,211
                                                                 --------    --------
           Net cash provided by operating activities               21,126      12,766
                                                                 --------    --------

Investing Activities:
  (Purchases) sales of short-term investments, net                 (2,011)      9,461
  (Purchases) sales of long-term investments, net                  15,292      (3,280)
   Purchases of furniture, equipment and leasehold
     improvements, net                                            (51,429)    (49,253)
   Purchases of other assets                                       (1,417)       (910)
                                                                 --------    --------
           Net cash used in investing activities                  (39,565)    (43,982)
                                                                 --------    --------

Financing Activities:
  Proceeds from the sale of common stock and put options, net       2,717       2,811
  Repurchase of common stock                                      (20,879)       (194)
  Tenant allowances collected                                         612       1,527
                                                                 --------    --------
           Net cash provided by (used in) financing activities    (17,550)      4,144
                                                                 --------    --------

Effect of Currency Translation Loss                                   (69)       --

Decrease in Cash and Cash Equivalents                             (38,030)    (27,072)

Cash and Cash Equivalents, beginning of period                     53,621      83,894
                                                                 --------    --------

Cash and Cash Equivalents, end of period                         $ 15,591    $ 56,822
                                                                 ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Interest                                                     $   --      $   --
    Income taxes                                                    1,836       7,147

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

                                         RAINFOREST CAFE, INC.


Date:           November 19, 1998                 /s/ Kenneth Brimmer
                                         ---------------------------------------
                                                    Kenneth Brimmer
                                                       President


Date:           November 19, 1998                 /s/ Mark S. Robinow
                                         ---------------------------------------
                                                    Mark S. Robinow
                                                Chief Financial Officer
                                             (Principal Financial Officer)