Form 10-K
period 1999-01-03
RAINFOREST CAFE INC
filed 1999-04-02
CIK 924919

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
         ___________

                           Commission File No. 0-27366

                              RAINFOREST CAFE, INC.
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                 41-1779527
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

      720 SOUTH FIFTH STREET
        HOPKINS, MINNESOTA                                55343
(Address of principal executive offices)               (Zip Code)

                                 (612) 945-5400
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 29, 1999, 24,548,304 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on March 29, 1999, was $122,742,000. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II and IV - Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1999, are incorporated by reference into Items 5 through 8, inclusive.

PART III - Portions of the Registrant's definitive proxy statement in connection with the annual meeting of the shareholders to be held on May 17, 1999, are incorporated by reference into Items 10 through 13, inclusive.


================================================================================

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

    The Company owns, operates and licenses large, high volume, themed restaurant/retail facilities (a "Unit") under the name "Rainforest Cafe -- A Wild Place to Shop and Eat." The Company's Units are designed to provide a visually and audibly stimulating and entertaining rain forest environment that appeals to a broad range of customers of all ages. Each Rainforest Cafe consists of a Restaurant and a Retail Village. The Restaurant provides an attractive value to customers by offering a full menu of high quality food and beverage items, generous portions and excellent service in a unique and exciting environment. The Retail Village features apparel, toys and gifts with the Rainforest Cafe logo and other items reflecting the rain forest theme.

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

    High Quality Food. The Restaurant provides an attractive value to customers by offering a moderately-priced, full menu of high quality food and beverage items served in generous portions in a distinctive environment. The Restaurant features a wide variety of beverages, appetizers, pastas, sandwiches, salads, pizzas, burgers and full-platter entrees, presented in a visually appealing manner. Menu items are prepared on-site using high quality ingredients. Lunch and dinner entrees range in price from $8.99 to $21.99 and the average guest check was approximately $13.50 for the fiscal year ended January 3, 1999. Management believes that its high quality food contributes to a significant level of repeat business.

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

    Commitment to Attracting and Retaining Quality Employees. By providing extensive training and attractive compensation, the Company fosters a strong corporate culture and encourages a sense of personal commitment from its employees. The Company believes its compensation structure and positive corporate culture enable it to attract and retain quality employees. The Company believes that Unit management is important for the profitability of each Rainforest Cafe and accordingly, places particular emphasis on recruiting Unit-level Directors of Operations that have significant restaurant and management experience. The Company anticipates that, prior to opening a Unit, a Director of Operations will have been trained at one or more Rainforest Cafes for four to six months. All full-time corporate employees and certain members of Unit management are eligible to participate in the Company's Stock Option Plans and all full-time employees are eligible to participate in the Company's 1997 Employee Stock Purchase Plan.


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

        Trees, Foliage and Animated Animals -- The ceiling level of the Restaurant and Retail Village of a Rainforest Cafe are intertwined with a "forest" of sculpted life-like banyan trees that creates a canopy of foliage over diners and shoppers. Each banyan tree is sculpted for a realistic presentation of its overgrown root system. The Restaurant and Retail Village contains several rock formations, abundant foliage and jungle-like scenes. Interspersed throughout the facility are robotic animals such as life-size crocodiles, elephants, gorillas, snakes, butterflies and frogs.

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

UNIT ECONOMICS

    The Company identifies its current and planned domestic Rainforest Cafes as either "Mall" or "Icon" Units. The Mall Unit format generally ranges in size from approximately 15,000 to 23,000 square feet and has between 300 and 450 restaurant seats. Mall Units are located primarily in high traffic shopping malls such as Mall of America in Minneapolis Minnesota, South Coast Plaza in Orange County, California and Tysons Corner Center I in McLean, Virginia, a suburb of Washington D.C. The larger Icon Units are generally in excess of 20,000 square feet and have 400 to 600 restaurant seats (although some may be slightly smaller). Icon Units are generally located in high traffic tourist areas such as Downtown Disney Marketplace, Disney's Animal Kingdom, the MGM Grand Hotel and Casino in Las Vegas, Nevada and downtown Chicago,.

    The Company's thirteen domestic Units that were open the entire fiscal year ended January 3, 1999, generated average revenues of $12.7 million during 1998. The Company's seventeen Mall Units open at the end of 1998, were developed at an average cost of $5.9 million, net of landlord contributions. Additionally, the Company incurred average pre-opening costs of approximately $800,000 and purchased an average of $270,000 of inventory in connection with each opening. Management anticipates that the majority of its future domestic Units will be Mall Units and that average development cost, pre-opening cost and inventory costs will be similar to these historical averages. The Company currently has four Icon Units which were developed at an average cost of $12.3 million, net of landlord contributions. The Company incurred an average of $1.1 million pre-opening expenses and purchased an average of $400,000 inventory in connection with the opening of these Icon Units. The Company expects development costs for additional Icon Units to range from $10 million to $15 million, net of landlord contributions. In addition, the Company anticipates pre-opening costs for each Icon Unit of $1.0 million to $1.5 million and expects to purchase approximately $500,000 of inventory in connection with each opening.

    Management believes that the Company's demonstrated ability to generate high sales volumes and customer traffic at its existing Units enables it to obtain attractive sites and negotiate favorable lease terms, including landlord contributions.

CURRENT UNIT LOCATIONS

    The following table sets forth certain information about the Company's existing Units and international Units developed by licensees of the Company:

                                                                       APPROXIMATE    RESTAURANT
                      UNIT                          LOCATION         SQUARE FOOTAGE      SEATS       DATE OPENED
         ------------------------------     ------------------------ ---------------------------   -------------
         Domestic
         Mall of America.................   Bloomington, MN               14,900           295     October 1994
         Woodfield Mall..................   Schaumburg, IL                23,000           425     October 1995
         Gurnee Mills....................   Gurnee, IL                    20,000           300     June 1996
         Downtown Disney Marketplace(1)..   Orlando, FL                   30,000           550     July 1996
         Tysons Corner Center I..........   McLean, VA                    19,500           350     October 1996
         Sawgrass Mills..................   Ft. Lauderdale, FL            20,000           350     November 1996
         South Coast Plaza...............   Costa Mesa, CA                17,000           300     June 1997
         The Source......................   Westbury,  Long Island,       22,000           375     September 1997
                                            NY
         Downtown Chicago(1).............   Chicago, IL                   23,000           375     October 1997
         Grapevine Mills.................   Dallas, TX                    20,000           350     October 1997
         Arizona Mills...................   Phoenix, AZ                   20,000           350     November 1997
         Aventura Mall...................   Miami, FL                     21,500           350     December 1997
         MGM Grand Hotel & Casino(1).....   Las Vegas, NV                 20,000           400     December 1997
         Palisades Center................   West Nyack, NY                22,500           375     March 1998
         Disney's Animal Kingdom(1)......   Orlando, FL                   34,000           550     March 1998
         Ontario Mills...................   Ontario, CA                   20,000           350     July, 1998
         Cherry Creek Mall ..............   Denver, CO                    23,000           375     August, 1998
         Menlo Park Mall.................   Edison, NJ                    18,000           350     September, 1998
         Burlington Mall.................   Burlington, MA                17,500           325     October, 1998
         Great Lakes Crossing............   Detroit, MI                   20,400           325     November, 1998
         Franklin Mills..................   Philadelphia, PA              16,000           300     November, 1998
         Oak Park Mall...................   Overland Park, KS             16,000           300     February, 1999
         Towson Town Center..............   Baltimore, MD                 17,000           325     March, 1999
         International
         London..........................   London, England               18,000           300     June 1997
         Cancun..........................   Cancun, Mexico                16,000           220     August 1997
         Mexico City.....................   Mexico City, Mexico           16,000           225     October 1997
         Eaton Center....................   Vancouver, Canada             18,000           325     June, 1998
         Manchester......................   Manchester, England           17,000           350     September, 1998
         Festival Walk...................   Hong Kong                     17,000           350     October, 1998
         Mundo E.........................   Mexico City, Mexico           14,000           250     November, 1998
         Scarborough Town Center.........   Toronto, Canada               17,500           325     January, 1999

----------
(1)      Designates Icon Units.

EXPANSION PLANS AND SITE SELECTION

    The following table sets forth certain information about the Company's planned Units, all of which are subject to existing leases except where otherwise indicated:

                                                                        APPROXIMATE   RESTAURANT  DATE PLANNED TO BE
                      UNIT                         LOCATION           SQUARE FOOTAGE     SEATS          OPENED
         ----------------------------       -----------------         --------------  ----------  --------------------
         Domestic
         MacArthur Center............       Norfolk, VA                    15,000          300    Second Quarter 1999
         South Center Mall...........       Seattle, WA                    17,000          325    Third Quarter  1999
         Jersey Gardens..............       Newark, NJ                     16,000          325    Fourth Quarter 1999
         Katy Mills..................       Katy, TX                       16,000          325    Fourth Quarter 1999
         West Farms Mall.............       New Haven, CT                  15,000          300    First Quarter, 2000
         Fisherman's Warf (1) (2)....       San Francisco, CA              27,000          450    Second Quarter, 2000
         Opry Mills..................       Nashville, TN                  17,000          325    Second Quarter, 2000
         The Disneyland Resort (1) (2)      Anaheim, CA                    27,000          500    First Quarter, 2001
         International
         EuroDisney..................       Paris, France                  20,000          400    Second Quarter 1999
         Yorkdale....................       Toronto, Canada                17,500          325    Third Quarter, 1999
         Montreal Forum..............       Montreal, Canada                                      Fourth Quarter, 1999

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

    While most of the future Rainforest Cafes will be located in shopping malls or entertainment centers, the Downtown Disney Marketplace Unit is a stand-alone facility located in Walt Disney World near Orlando, Florida. Customers are able to enter the Downtown Disney Marketplace Unit without having to enter Disney's adjacent theme parks. The Rainforest Cafe at Disney's Animal Kingdom in Walt Disney World is also a stand-alone facility. The 34,000 square foot, 550 seat Unit is the only full service sit-down restaurant at Disney's Animal Kingdom. Patrons pass by the Rainforest Cafe upon entering and leaving the park.

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

INTERNATIONAL LICENSE AND JOINT VENTURE AGREEMENTS

    The Company has entered into seven separate exclusive license arrangements relating to the development of Rainforest Cafes in the United Kingdom and Ireland, France, Mexico, Canada and certain countries and cities in Asia and South America. These agreements have per Unit development fees of at least $100,000 and royalties ranging from 3% to 10% of Unit sales. All agreements, with the exception of the agreement relating to the United Kingdom and Ireland, have area licensing fees which are proportionate to market size and economic potential. For the fiscal year ended January 3, 1999, approximately 1.0% of the Company's total revenues were derived from international licensing fees and royalties. Through the fiscal year ended January 3, 1999, the Company's expenditures in acquiring ownership interests in certain international Rainforest Cafes was $5.5 million.

    United Kingdom and Ireland. In August 1996, the Company entered into a License and Area Development Agreement with Glendola Leisure Ltd. ("Glendola"), an affiliate of the Foundation Group, a London-based hotel and restaurant developer and operator, pursuant to which Glendola will develop five Units over a ten year period in the United Kingdom and Ireland. Pursuant to this agreement, the Company will have the option to purchase, prior to the opening of the Unit, between 20% and 50% of the equity interest in any Unit developed by Glendola. The Company has purchased a 20% ownership interest in the London Unit for approximately $400,000 and has purchased a 49% ownership in the Manchester Unit for approximately $550,000.

    Mexico. In October 1996, the Company entered into a License and Area Development Agreement with a subsidiary of Empresas de Comunicacion y Entretenimiento ("ECE"), a Mexican-based restaurant owner and operator, pursuant to which ECE will develop seven Units over a ten-year period in Mexico. Pursuant to this agreement, ECE has developed three Units through fiscal 1998, one in Cancun and in two Mexico City.

    Canada. In March 1997, the Company entered a joint venture and exclusive license agreement with the Elephant and Castle Group ("E & C"), a Vancouver based owner and operator of Elephant and Castle pubs and restaurants. E & C and the Company agreed to develop five Rainforest Cafes in Canada over a four-year period. Under the terms of this agreement, the Company is also entitled to receive a warrant to purchase 600,000 shares of E & C stock at $8.00 per share exercisable for a period of five years. In addition, the Company and E & C have a 50% equity interest in the joint venture Canadian Rainforest Restaurants, Inc. ("CRRI"). The Company will have the option to purchase E & C's interest in CRRI after seven years based on a predetermined formula of cash flow and investment. CRRI opened its first Canadian Unit near Vancouver in June 1998 and its second Canadian Unit in Toronto in January 1999.

    Southeast Asia. In August 1997, the Company entered into a Master License Agreement with Rainforest Cafe Far East, Ltd. ("RFC Far East Ltd.") formerly Movie Dream Corporation, a subsidiary of Far East Holdings International Limited, a Singapore-based holding company. The agreement was amended as of January 1, 1999. Under the terms of the agreement, RFC Far East Ltd. will develop a minimum of three Units over ten years. Countries covered by this agreement include Singapore, Thailand and the Philippines. RFC Far East Ltd. has the right to establish sub-franchisees within the territory, subject to certain terms and conditions, which include a right of the Company to approve all investors and all other rights in the license agreement. Pursuant to this agreement, the Company will have the option to purchase, prior to the opening of any Unit, up to 20% of the equity interest in all Units developed by RFC Far East Ltd.. This license agreement also grants RFC Far East Ltd. an option for the development rights to India, Malaysia, and Indonesia, subject to meeting future performance criteria.

    Hong Kong. In March 1998, the Company entered into a Master Franchise Agreement with Jungle Investment Limited ("JIL"), a Hong Kong based entity, to develop a minimum of two units in a territory including Hong Kong, Macau, Taiwan, and Shanghai. JIL has the right to establish sub-franchises within the territory, subject to certain terms and conditions, such as the Company's right to approve all shareholders of the sub-franchisee. Under the terms of this agreement, JIL will develop a minimum of two restaurants over the next 27 months, if no restaurant is opened in Shanghai. If a restaurant is opened in Shanghai, the minimum will be three restaurants over the next three years. Pursuant to the agreement, the Company has a right to purchase, prior to the opening of each Unit, up to 20% of the equity interest in any unit developed, as well as 20% of JIL. In March, 1998, the Company purchased 20% ownership, for approximately $1.8 million, in both JIL and the first Unit which opened in Hong Kong in October 1998.

     France. In September 1998, the Company entered into a franchise agreement to open a Unit at Disneyland Paris to be operated by Groupe Flo S.A.. The agreement requires the Unit to open within one year and includes an option to open an additional Unit in France prior to July,2002.

     Argentina, Brazil, Chile and Puerto Rico. In December 1998, the Company entered into an Area Development Agreement with HR Sudamerica S.A. DE C.V ("Sudamerica") to develop five Units in Argentina, Brazil, Chile and Puerto Rico prior to December 2002. Under the terms of this agreement, the Company and Sudamerica will each own approximately 50% of the restaurants required to be developed under the agreement.

RESTAURANT

        For the fiscal year ended January 3, 1999, approximately 77% of the Company's total revenues were derived from Restaurant sales. The Company believes that Rainforest Cafes enjoy a high level of repeat business and customer diversity because of the Company's commitment to providing high quality food and customer service in an exciting and entertaining environment. Features of the Restaurant are as follows:

        Menu. The Company considers its extensive menu selection to be an important factor in the appeal of its Restaurant and, accordingly, continuous attention is devoted to the development of new menu items. The Restaurant features casual cuisine that caters to broad customer preferences. The menu presently offers several types of appetizers such as "Rainforest Pita Quesadillas" and "Awesome Appetizer Adventure". The menu also offers different types of pastas, sandwiches, salads, pizzas, burgers and full-platter entrees, such as "Rasta Pasta" (bow tie pasta tossed in a garlic cream sauce with grilled chicken, broccoli and pesto), "The Sunset Salmon" (fresh salmon filet marinated in a soy mustard vinaigrette), and "Rumble in the Jungle Turkey Pita" (grilled pita bread stuffed with fresh roasted turkey and Caesar salad). A children's menu and complete dessert selection are also available. Portions are generous and significant attention is placed on presentation and the quality of preparation. Lunch and dinner entrees range in price from $8.99 to $21.99. The Restaurant's full-service bar, the "Mushroom Bar," features a number of customized alcoholic and non-alcoholic drinks, such as the "Jungle Root" (carrot juice), the "Margarilla" (a margarita blended with orange sherbet) and the "Chocolate Covered Banana Blast" (fresh banana, chocolate syrup, vanilla yogurt blended with rum). Alcoholic beverages are primarily served to complement meals and accounted for approximately 10% of total restaurant sales for the fiscal year ended January 3, 1999. The average check per person for such period was approximately $13.50. Because the Unit's menu is not tied to any particular type of food or beverage, the Company can introduce and eliminate items based on local or current consumer trends without altering its rain forest theme.

        Decor. Restaurant decor is divided into distinctive dining environments developed around the rain forest and other nature themes. Current themes include the Atlas and waterfall, gorillas, elephants, tropical fish and star gazing. Table decor complements the rain forest theme through the use of brilliantly-colored tables and upholstery with patterns of animals, wildlife and plant life. In an effort to enhance the dining experience, attempts are made to maximize restaurant seating near aquariums, waterfalls, sculpted rock formations or one of the Restaurant's several banyan trees. An integral part of the Restaurant is the "Mushroom Bar," the "stem" of which consists of the bar with a "cap" extending over the customers. Seating at the bar is provided by customized stools designed to resemble the legs of wild animals.

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

RETAIL VILLAGE

     For the fiscal year ended January 3, 1999, approximately 22% of the Company's total revenues were derived from retail sales. In order to enter the Restaurant, all customers must pass through the Unit's Retail Village. The Retail Village offers over 3,000 SKUs and includes apparel and gifts with the Rainforest Cafe logo and other items with a rain forest theme such as toys and educational games. The Company has also developed eight proprietary Animal Characters, each with a distinct personality, including Cha! Cha!, an adventuresome tree frog; Ozzie, a rascally orangutan; Rio, a colorful, tropical macaw; Tuki Makeeta, an imaginative baby elephant; Nile, a proud crocodile; Maya, a regal feline; Bamba, a gentle gorilla; and Iggy, a philosophical iguana. These Animal Characters are designed to appeal to a broad range of customers, thereby increasing retail sales and repeat business. The Company utilizes several Animal Characters for clothing and gifts. Custom designed t-shirts and sweatshirts with colorful animals spelling out the "Rainforest Cafe" logo and Animal Characters are signature items. By offering items featuring the Rainforest Cafe logo and Animal Characters, the Company believes it is continuing to develop "brand equity" in the Rainforest Cafe name that will allow it to attract more customers and to enhance its competitive retail position.

     The Retail Village also includes a large selection of colorful rocks, plush and animated toys and puppets, and educational and entertaining games and puzzles. Gift items and other artifacts suggesting the rain forest theme, including colorful animal figurines and prints, kitchen magnets, serving plates and other tableware, handmade wood products and other unique rain forest related home accessories, are also available. The Company varies its merchandise mix by season and location and has developed specific retail profiles for mall Units, discount center Units, and tourist Units.

OPERATIONS, MANAGEMENT AND EMPLOYEES

    The Company's ability to manage complex operations, including high volume Restaurants and Retail Villages, has been, and will continue to be, central to its overall success. The Company believes that its management must include skilled personnel at all levels, including senior corporate management, Unit Directors of Operations and other Unit employees. The Company's senior corporate management, including the Company's Chairman and Chief Executive Officer, Lyle Berman, has significant restaurant and retail experience. Charly Robinson, the Company's Senior Vice President of Operations has over 20 years of restaurant and hospitality experience. The Company's three Regional Vice Presidents of Operations, each of whom have extensive experience in the restaurant industry, supervise the opening of new Units, monitor quality control and customer service, and are responsible for the financial performance of the Units within their respective regions. The Company believes that Unit management is important for the profitability of each Rainforest Cafe and accordingly, places particular emphasis on recruiting Directors of Operations that have significant restaurant and management experience. The Company anticipates that, prior to opening a Unit, a Director of Operations and executive chef will have been trained at one or more Rainforest Cafes for approximately six months and three months, respectively. All salaried Unit employees attend one week of culturalization training.

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

    In general, each Unit has between 250 and 500 employees, although staffing levels vary according to the size of the Unit. As of March 19, 1999, the Company had approximately 6000 employees, including 137 employees at its corporate headquarters. The Company believes that its relationship with its employees is good.

PURCHASING

    The Company strives to obtain consistent quality items at competitive prices from reliable sources. In order to maximize operating efficiencies and to provide the freshest ingredients for its food products while obtaining the lowest possible prices for the required quality, each Restaurant's management team includes a purchasing manager or kitchen manager who determines the daily quantities of food items needed and orders such quantities from major suppliers at prices often negotiated directly by the Company's corporate office. Most food and supplies are shipped directly to the Units. The Company purchases perishable food products locally. The Company does not maintain a central food product warehouse or commissary. With respect to retail products, the Company maintains over 3,000 SKUs, which it purchases from many suppliers. The Company maintains a centralized warehouse for retail product distribution. The Company has not experienced any significant delays in receiving restaurant or retail supplies and equipment. The Company is not dependent on any one supplier for any of its restaurant or retail goods. The Company is committed to private label manufacturing, which it believes will improve the Company's retail margins due to the lower cost of private label products. The Company has formed a joint venture with a California company to purchase wholesale clothing items, principally from foreign suppliers. Purchases by the Company from such joint venture aggregated approximately $2.0 million for the fiscal year ended January 3, 1999.

MANAGEMENT INFORMATION SYSTEMS/ACCOUNTING

    The Company uses integrated management information systems that are designed to accommodate significant expansion in the number of Units. These systems include a computerized restaurant point-of-sale system which facilitates the movement of customer food and beverage orders between the customer areas and kitchen operations, controls cash, handles credit card authorizations, keeps track of revenues on a per employee basis and provides management with revenue and inventory data. The point-of-sale system is accessed by service personnel who are assigned individual identification keys, guest orders are printed in the kitchen and bar areas which eliminates the need to read handwritten tickets. The Company's retail point of sale, merchandising and distribution system allows management to track retail inventory daily. The point-of-sale system electronically transfers data nightly to Company headquarters. The Company also uses a computerized time management system, which determines the time worked by each employee, allows management to gather data and schedule work hours, and produces payroll reports. Each Unit also uses computerized systems to control and gather data with respect to food, beverage, retail and supplies inventories. Each Unit has an on-site accountant who assists in the accumulation and processing of accounting data and performs other administrative functions.

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

MARKETING AND PROMOTION

     The Company has created a marketing plan with an objective of positioning the Company to reflect the following statement: Rainforest Cafe is an adventure that stimulates the mind, emotion and senses by delivering high quality proprietary entertainment, food and retail experiences to both children and adults. The Company has multiple strategies for marketing newer versus mature Rainforest Cafe Units in addition to Company-wide awareness strategies.

     With respect to new Units, given that sales are frequently at or near capacity during such Unit's first year of operations, the Company places less emphasis on promotion of new Units during their first year of operations. Advertising of new Units is focused on recruitment of new employees and building brand awareness through public relations and regional print media. The Company has found that Rainforest Cafe grand openings are frequently an event that receives much local publicity. With respect to existing Units that have been open more than 12 months, the Company's objective and strategies are to increase same store sales through, among other things, promoting the Unit's reservations, offering a special weekday kid's menu and implementing a weekday lunch menu. With both new and existing Units, the Company strives to utilize its crewmembers to help develop repeat visits and build guest loyalty.

     In addition to strategies utilized for new and mature Units, the Company intends to utilize the following to help build brand equity and create repeat visits:

    - Loyalty clubs for adults and children designed to motivate guest visitation for occasions ranging from birthdays and anniversaries to exemplary report cards.
    - Year round promotions and events designed to help build off-peak hour business.
    - Advertising, primarily print and outdoor signage, to promote both the Company's brand and Rainforest Cafe special event.
    -    Cross-marketing to certain businesses, organizations and individuals.
    - Continued public relations through the Company's off-site educational programs.

COMPETITION

    The restaurant and specialty retail businesses are highly competitive. In the restaurant industry, competition is based primarily upon price, service, food quality and location. There are numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company also competes on a general basis with a large variety of national and regional restaurant operations, as well as with locally owned restaurants, diners, and other establishments that offer moderately priced food. The Company directly competes with other theme restaurants in the highly competitive and developing theme restaurant market. Other restaurants and companies utilize the rain forest or related themes. Additionally, the Company competes with a number of well-established specialty retailers possessing substantially greater financial, marketing, personnel and other resources than the Company. In the retail industry, competition is based primarily upon merchandise selection, price and customer service. There can be no assurance that the Company will be able to respond to various competitive factors affecting the restaurant and retail industries.

    The performance of individual Units may also be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs, and the availability of experienced management and hourly employees may also adversely affect the restaurant and retail industries in general and the Company's Units in particular. Restaurant and retail operating costs may be further affected by increases in food commodity prices, the minimum hourly wage, unemployment tax rates, real estate taxes and similar matters over which the Company has no control.

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

     There is also no assurance that any of the Company's rights in any of its intellectual property will be enforceable, even if registered, against any prior users of similar intellectual property or competitors of the Company who seek to utilize similar intellectual property in areas where the Company operates or intends to conduct operations. The failure to enforce any of the Company's intellectual property rights could have the effect of reducing the Company's ability to capitalize on its efforts to establish brand equity. The Company is aware of trademark applications, registrations and uses that may accord to third parties certain rights in the words "rain forest" or in certain elements of some of the proprietary Animal Character names and illustrations with respect to utilization of these marks on certain clothing and retail products. The existence of any such third party rights could result in claims of infringement against the Company with respect to its uses of "Rainforest Cafe" or its Animal Characters. The Company is currently involved in litigation with a party that alleges that the Company's restaurants infringe its trade dress rights. Although the Company believes these allegations are without merit and does not expect this lawsuit to have a materially adverse result on the Company or its business, in the event this matter is not successfully resolved, or in the event the Company encounters other claims of infringement, it is possible that the Company's operations could be materially limited or that the Company may have to pay damages.

CERTAIN FACTORS

     In addition to the factors discussed elsewhere in the Company's Annual Report to shareholders or this Form 10-K such as competition, regulation and trademarks, and intellectual property, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

SAME STORE SALES DECLINE

     The Company's history indicates that a Unit's revenues frequently decrease during such Unit's subsequent years of operations. Sales for the seven Units opened eighteen months or more as of January 3, 1999 declined 9% in Fiscal 1998. Although the Company has undertaken a number of strategies to offset declining same store sales (such as revising the Restaurant's menu and discounting certain retail items) no assurance can be given that comparable same store sales will not continue to decline. In addition to negatively impacting the Company's revenues, declining same store sales has had a negative impact on the Company's stock price and resulted in stock price volatility. Furthermore, because a new Unit typically experiences higher revenues in the initial six to twelve months of operations, the opening of new Units may disproportionately impact revenue analysis.

GROWTH FACTORS/EXPANSION STRATEGY

     In addition to increasing revenues of existing Units, future growth will depend to a substantial extent on the Company's ability to increase the number of its Units. The Company's primary strategy is to develop new Rainforest Cafes in shopping malls, urban entertainment centers and Disney theme parks. Because of the relatively large size of each Rainforest Cafe and the Company's site selection criteria, the availability of desirable locations may be limited and the Company may be hindered in finding suitable locations for the development of new Units. Additionally, the Company's ability to open additional Units will depend upon a number of other factors including the ability of the Company to negotiate leases on acceptable terms, timely approval of local regulatory authorities, acceptance of the Rainforest Cafe concept in new markets, and the general state of the economy. Finally, the capital resources required to develop each new Unit are significant.

     The Company's ability to open and successfully operate additional Units will also depend upon the hiring and training of skilled Unit management personnel and the general ability to successfully manage growth, including monitoring Units and controlling costs, food quality and customer service. Accordingly, there can be no assurance that the Company will be able to open new Units, at the planned rate of expansion, or on a timely basis, or that, if opened, those Units can be operated profitably.

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

     Some of the Company's Units, have been or will be developed at newly constructed shopping malls that have no operating history. As the Company continues to develop Units in newly constructed shopping malls, the Company could experience delays in openings similar to that experienced in the Burlington Mall Unit or the Palisades Center Unit, the anticipated opening of which had been delayed for approximately one year due to factors beyond the Company's control. The poor performance of these malls could also negatively impact these Units and the financial performance of the Company. Similarly, Disney's Animal Kingdom has limited operating history and the performance of this Unit is dependant on visitor attendance to the theme park.

STOCK PRICE VOLATILITY

     Since the Company's initial public offering in April 1995, the market price of the Company's Common Stock fluctuated substantially and could fluctuate substantially in the future due to a variety of factors, including quarterly operating results of the Company or other restaurant and retail companies, market perception of the Company's ability to achieve successfully its planned rapid growth, the trading volume in the Company's Common Stock, changes in general conditions in the economy, the financial markets or the restaurant or retail industries, or other developments affecting the Company or its competitors. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

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

 RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     The Company has license agreements pursuant to which its licensees will develop Units in the United Kingdom and Ireland, Mexico, Canada, Southeast Asia, South America, France and Hong Kong and intends to enter into other license agreements in the future. The Company's concept is relatively untested outside of the United States, and no assurance can be given that any international location will be successful. The Company's success is also dependent to a substantial extent on its reputation, and its reputation may be affected by the performance of certain licensee-owned Units over which the Company will have limited control. In addition, the Company has invested equity capital in its Units in the U.K., Canada and Hong Kong and is likely to continue to invest equity capital in certain other of its international Units. Such investments are likely to range from approximately $400,000 to $2.5 million per Unit. Any international operations of the Company will also be subject to certain external business risks such as exchange rate fluctuations, political instability and a significant weakening of a local economy in which a foreign Unit is located. In addition, it may be more difficult to register and protect the Company's intellectual property rights in certain foreign countries.

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


ITEM 2.  PROPERTIES

     The Company presently intends to lease the facilities for each of its Units. It has entered into long-term ten year leases with respect to its existing and planned Units except for an eleven year lease for the South Coast Plaza Unit and a fifteen year lease for its downtown Chicago location. The Company's leases with Disney are cancelable by the landlord at any time upon 60 days notice and payment by Disney of the Company's unamortized value of leasehold improvements at the Downtown Disney Marketplace Unit or Disney's Animal Kingdom Unit, respectively, and an amount equal to the net operating income generated by such Unit for the previous lease year. With regard to the Tysons Corner Center I and Cherry Creek Mall leases, in the event the Company fails to achieve specified gross sales by a certain date, the lease may be terminated by the landlords. The Company's leases typically have annual base rent, certain common area maintenance expense and percentage rents that range from 5 to 18 percent depending upon location and volume of sales.

     The Company's executive offices are located in Hopkins, Minnesota, under a lease, which terminates in October, 2003.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant from time to time in routine lawsuits incidental to its business, which individually and in the aggregate, are not expected to have any material adverse effect on the Company. In addition, the company is party to the following:

SHAREHOLDER CLASS ACTION LITIGATION

     The Company and certain executive officers of the Company are named as defendants in a purported class action complaint, In Re: Rainforest Cafe, Inc. Securities Litigation, alleging violations by the Company and such executive officers of certain Federal securities laws. The complaint was filed on July 31, 1998 and is a consolidation of seven separate actions which were all filed in the United States District Court for the District of Minnesota. The complaint alleges that the defendants violated Federal securities laws by making misrepresentations and omissions regarding the Company's performance and future prospects during the class period while individually selling the Company's Common Stock. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period between October 20, 1997 and January 6, 1998. The action was dismissed without prejudice on December 21, 1998. Plaintiffs filed an appeal of the judgement of dismissal on January 29, 1999 and then filed a motion to voluntarily dismiss the appeal on March 16, 1999. The Company expects the appeal will be dismissed.

SHAREHOLDER CLASS ACTION LITIGATION

     Luis San Andres, derivatively on behalf of Rainforest Cafe, Inc. vs. Kenneth W. Brimmer, et al was filed on February 10, 1998 in the United States District Court for the District of Minnesota. The Luis San Andres complaint purports to seek relief on behalf of the Company against Kenneth W. Brimmer, Mark Bartholomay, Gregory C. Carey, Mark S. Robinow, Ercu Ucan, Steven W. Schussler and Lyle Berman and the Company as a nominal defendant. The complaint alleges that the defendants breached their respective fiduciary duties to the Company and were unjustly enriched as a result of certain trading activity. The action was dismissed with prejudice on December 21, 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 3, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth certain information with respect to each person who is a director or executive officer of the Company:

    Lyle Berman, age 57 has been Chairman of the Board and Chief Executive Officer of the Company since its inception in February 1994. Mr. Berman has been Chairman of the Board of Lakes Gaming since June 1998. Mr. Berman was Chief Executive Officer of Grand Casinos, Inc. from October 1990 to March, 1998 and had been Chairman of the Board of Grand Casinos, Inc. and its predecessor since October 1990. Mr. Berman is also a director of G-III Apparel Group, Innovative Gaming Corporation of America, New Horizons Kids Quest, Inc., Park Place Entertainment Corporation and Wilsons-The Leather Experts, Inc. ("Wilsons"). Mr. Berman was Chief Executive Officer and Chairman of Stratosphere Corporation from July 1996 through July 1997. Stratosphere Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 1997.

    Kenneth Brimmer, age 43 has been President of the Company since April 1997, a Director of the Company since August, 1998, Treasurer since September 1995 and involved with the Company in various capacities since its inception. Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from October 1990 to January, 1998 as Special Assistant to the Chairman and Chief Executive Officer, Lyle Berman. Mr. Brimmer is also a director of New Horizons Kids Quest, Inc. and Oxboro Medical International, Inc.

    Steven Schussler, age 42 has been Senior Vice President-Development of the Company since its inception and a director of the Company since January 1995. From 1983 to February 1992, Mr. Schussler was an officer of Juke Box Saturday Night of Minneapolis, Inc. ("JBSN"), a 1950's and 1960's theme restaurant and nightclub.

    Ercu Ucan, age 43 has been Senior Vice President-Retail of the Company since its inception and a director of the Company since January 1995. From September 1992 until December 1993, Mr. Ucan served as President of the Orjin Textile Group in Istanbul, Turkey, a garment factory employing approximately 150 persons. From January 1989 until August 1992, Mr. Ucan served as Director of Trend Merchandising and Director of Product Development for Wilsons.

    Mark Robinow, age 42 has been Senior Vice President and Chief Financial Officer since November 1995. From August 1993 to June 1995, Mr. Robinow served as Senior Vice President and Chief Financial Officer of Edina Realty, Inc., the country's fourth largest residential real estate brokerage company. From December 1986 to August 1993, Mr. Robinow served as Chief Financial Officer, Secretary and Treasurer of Ringer Corporation, a publicly held manufacturer of natural lawn and garden products for the consumer market. Mr. Robinow is a certified public accountant.

    Charles Robinson, age 43 has been Senior Vice President - Operations of the Company since August 1998. Mr. Robinson joined Rainforest Cafe in January 1996 as the Director of Operations for the Downtown Disney Marketplace unit. In August 1997, he was named Regional Director of Operations for the eastern division, followed by a promotion to Vice President of International Operations in December 1997. Mr. Robinson has held executive positions in both the restaurant and hotel industries. He holds a Bachelor of Science degree in Restaurant, Hotel and Institutional Management from Purdue University.

    Mark Bartholomay, age 39 has been Senior Vice President-International Development and Operations of the Company since February 1997. From May 1995 to February 1997 Mr. Bartholomay served as a Vice President and research analyst of Dain Bosworth Incorporated, an investment banking firm. From April 1993 to May 1995, Mr. Bartholomay was Senior Vice President and Regional Director of Corporate Finance for Principal Financial Securities, Inc. From February 1992 to April 1993, Mr. Bartholomay was Vice President and Chief Financial Officer for Universal International, Inc. Prior to that, Mr. Bartholomay worked in investment banking from December 1985 to February 1992.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1999, is incorporated herein by reference.

     The Company has never paid any cash dividends with respect to its Common Stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company.


ITEM 6.  SELECTED FINANCIAL DATA

     The inside front cover of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1999, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 10 through 15 of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1999, are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS

     Pages 16 through 27 of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1999, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended January 3, 1999 and forwarded to stockholders prior to the Company's 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"), is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information in the 1999 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation," is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 1999 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof" to, but not including, the caption "Election of Directors," is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the 1999 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RAINFOREST CAFE, INC.
                                        Registrant

Date:   April 2, 1999       By: /s/ Lyle Berman
                               ---------------------------------------
                                    Name: Lyle Berman
                                    Title: Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999.





NAME                                                         TITLE
                                                             Chairman  of  the  Board  and  Chief  Executive  Officer
/s/ Lyle Berman                                              (principal executive officer)
------------------------------------------------------------
Lyle Berman

/s/ Kenneth W. Brimmer                                       President, Secretary, Treasurer and Director
------------------------------------------------------------
Kenneth W. Brimmer

/s/ Steven W. Schussler                                      Senior Vice President and Director
------------------------------------------------------------
Steven W. Schussler

/s/ Ercu Ucan                                                Senior Vice President and Director
------------------------------------------------------------
Ercu Ucan

/s/ David L. Rogers                                          Director
------------------------------------------------------------
David L. Rogers

/s/ Joel N. Waller                                           Director
------------------------------------------------------------
Joel N. Waller
                                                             Chief Financial  Officer  (principal  financial  officer
/s/ Mark S. Robinow                                          and principal accounting officer)
------------------------------------------------------------
Mark S. Robinow




         ---------------------------

(a)(3)   Exhibits

3.1               Articles of Incorporation,  as amended  (Incorporated herein by reference to Exhibit 3.1 of the Company's
                  Registration Statement on Form SB-2, File No. 33-89256C (the "SB-2"))
3.2               By-laws (Incorporated herein by reference as Exhibit 3.2 of the SB-2)
10.1              Lease Agreement by and between Mall of America, Inc. and the Company dated March 31, 1994.  (Incorporated herein by reference as Exhibit 10.1 of the SB-2)
10.2              Lease Agreement by and between the Company and Walt Disney
                  World dated September 6, 1995. (Incorporated herein by
                  reference to Exhibit 10.3 of the Company's Registration
                  Statement on Form S-1, File No.
                  33-99836 (the "S-1"))
10.3              Company's 1995 Stock Option and Compensation Plan.  (Incorporated  herein by reference as Exhibit 10.3 of the SB-2)
10.4              Indemnification  Agreement  dated  April  6,  1995 by and  between  the  Company  and  Steven  Schussler.
                  (Incorporated herein by reference as Exhibit 10.16 of the SB-2)
10.5              Form of Director  Stock  Option  Agreement  dated April 7, 1995.  (Incorporated  herein by  reference  as
                  Exhibit 10.1 of the SB-2)
10.6              Lease  Agreement  by and  between  the Company  and Trump Taj Mahal  Associates  dated  December 6, 1995.
                  (Incorporated herein by reference to Exhibit 10.10 of the S-1)
10.7              Company's 1996 Employee Stock Purchase Plan.  (Incorporated  herein by reference to Exhibit 10.12 of the
                  Company's Form 10-K for the fiscal year ended December 29, 1996)
10.8              Company's  1997  Director  Stock Option Plan  (Incorporated  herein by reference to Exhibit 10.11 to the
                  Company's Form 10-K for the fiscal year ended December 28, 1997)
10.9              Company's 1998 Non-Executive Stock Option Plan.
13.               Annual Report to Shareholders for the fiscal year ended January 3, 1999.
21.               Subsidiaries of Company.
27.               Financial Data Schedule.



----------


(b)  Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the fiscal year ended January 3, 1999.