Form 10-Q
period 1999-04-04
RAINFOREST CAFE INC
filed 1999-05-14
CIK 924919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999

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


                              YES    X         NO
                                  -------   --------
Number of shares of Common Stock, no par value per share outstanding as of May 14, 1999: 24,549,204

                              RAINFOREST CAFE, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                        Page number

               Item 1.  Consolidated Financial Statements

                      Consolidated Balance Sheets as of
                      April 4, 1999 and January 3, 1999........................2

                      Consolidated Statements of Operations for the thirteen weeks ended April 4, 1999 and fourteen weeks ended April 5,
                      1998.....................................................3

                      Consolidated Statements of Cash Flows for the thirteen weeks ended April 4, 1999 and fourteen weeks ended April 5,
                      1998.....................................................4

                      Condensed Notes to Consolidated Financial
                      Statements...............................................5

               Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................8

PART II.       OTHER INFORMATION

               Item 1.  Legal Proceedings.....................................15

               Item 6.  Exhibits and Reports on Form 8K.......................15

               Signature Page.................................................16

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                Thirteen Weeks Ended                     Fourteen Weeks Ended
                                                                    April 4, 1999                            April 5, 1998
(In Thousands, Except Per Share Data)                           Amounts        Percents                   1998           Percents
                                                            ---------------- -------------           ----------------  -------------
Revenues:
   Restaurant sales                                                $ 46,076         77.1%                   $ 35,007          78.4%
   Retail sales                                                      12,766         21.4%                      9,312          20.9%
   Licensing fees and royalties                                         919          1.5%                        307           0.7%
                                                            ---------------- -------------           ----------------  -------------
        Total revenues                                               59,761        100.0%                     44,626         100.0%
                                                            ---------------- -------------           ----------------  -------------

Costs and Expenses:
   Food and beverage costs (1)                                       10,649         23.1%                      8,331          23.8%
   Cost of retail goods sold (2)                                      6,356         49.8%                      4,353          46.7%
   Restaurant operating expenses (1)                                 25,758         55.9%                     17,930          51.2%
   Retail operating expenses (2)                                      4,673         36.6%                      3,124          33.5%
   Depreciation and amortization (3)                                  4,337          7.4%                      2,554           5.8%
   Preopening costs (3)                                                 940          1.6%                      2,415           5.4%
                                                            ---------------- -------------           ----------------  -------------
        Total costs and expenses                                     52,713         88.2%                     38,707          86.7%
                                                            ---------------- -------------           ----------------  -------------

         Income from Unit Operations and Licensing                    7,048         11.8%                      5,919          13.3%
                                                            ---------------- -------------           ----------------  -------------

Other (Income) Expenses:
   General, administrative and development expenses                   3,637          6.1%                      2,791           6.3%
   Interest income                                                     (861)        -1.4%                     (2,208)         -4.9%
   Other                                                                163          0.3%                          -           0.0%
                                                            ---------------- -------------           ----------------  -------------
        Total other (income) expenses                                 2,939          4.9%                        583           1.3%
                                                            ---------------- -------------           ----------------  -------------

Income before Income Taxes and Cumulative Effect of
  Change in Accounting Principle                                      4,109          6.9%                      5,336          12.0%

Provision for Income Taxes                                            1,397          2.3%                      1,814           4.1%
                                                            ---------------- -------------           ----------------  -------------

Income before Cumulative Effect of Change in
  Accounting Principle                                                2,712          4.5%                      3,522           7.9%

Cumulative Effect of Change in Accounting Principle
  Related to Start-Up Costs (net of income taxes
of $2,202)                                                                -          0.0%                      3,916           8.8%
                                                            ---------------- -------------           ----------------  -------------
        Net income                                                  $ 2,712          4.5%                     $ (394)         -0.9%
                                                            ================ =============           ================  =============

Basic Earnings Per Common Share:

Basic earnings per common share before change in
accounting principle                                                 $ 0.11                                   $ 0.14

Cumulative effect of change in accounting principle                       -                                    (0.16)
                                                            ================                         ================

  Basic earnings per common share                                    $ 0.11                                  $ (0.02)
                                                            ================                         ================

Basic Weighted Average Shares Outstanding                            24,584                                   25,987
                                                            ================                         ================

Diluted Earnings Per Common Share:

Diluted earnings per common share before change in
accounting principle                                                 $ 0.11                                   $ 0.14

Cumulative effect of change in accounting principle                       -                                    (0.16)
                                                            ----------------                         ----------------

  Diluted earnings per common share                                  $ 0.11                                  $ (0.02)
                                                            ================                         ================

Diluted Weighted Average Shares Outstanding                          24,918                                   26,038
                                                            ================                         ================

(1) Percentage of restaurant sales

                              RAINFOREST CAFE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             April 4,               January 3,
(In Thousands)                                                                 1999                    1999
                                                                       ---------------------- -----------------------

                                ASSETS
Current Assets:
   Cash and cash equivalents                                                        $ 18,869                  16,863
   Short-term investments                                                             11,451                  13,567
   Accounts receivable and other                                                      15,686                  15,679
   Inventories                                                                        11,060                  11,191
   Deferred income taxes                                                               3,766                   3,766
   Prepaid expenses                                                                    4,564                   3,563
                                                                       ---------------------- -----------------------

        Total current assets                                                          65,396                  64,629

Long-Term Investments                                                                 13,029                  15,915

Furniture, Equipment and Leasehold Improvements, net                                 174,137                 168,982

Other Assets                                                                           6,244                   6,001
                                                                       ---------------------- -----------------------

Total Assets                                                                       $ 258,806               $ 255,527
                                                                       ====================== =======================


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                  $ 6,676                 $ 6,897
   Accrued liabilities-
     Payroll and payroll taxes                                                         1,986                   2,831
     Other                                                                             8,137                   5,165
                                                                       ---------------------- -----------------------

        Total current liabilities                                                     16,799                  14,893

Deferred Occupancy Costs                                                              22,535                  23,498

Deferred Income Tax                                                                    4,074                   4,074
                                                                       ---------------------- -----------------------
        Total liabilities                                                             43,408                  42,465
                                                                       ---------------------- -----------------------

Commitments and Contingencies

Shareholders' Equity:
   Common stock, no par value, 50,000,000 shares authorized;
     25,449,687 and 26,351,268 issued and outstanding                                186,631                 186,764
   Retained earnings                                                                  30,153                  27,443
   Cumulative other comprehensive loss                                                (1,386)                 (1,145)
                                                                       ---------------------- -----------------------

        Total shareholders' equity                                                   215,398                 213,062
                                                                       ---------------------- -----------------------

Total Liabilities and Shareholders' Equity                                         $ 258,806               $ 255,527
                                                                       ====================== =======================

                             RAINFOREST CAFE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                                           Fourteen Weeks         Thirteen Weeks
                                                                               Ended                   Ended
                                                                           April 4, 1999           April 5, 1998
(In Thousands)                                                                  1998                   1997
                                                                       ----------------------- ----------------------
Operating Activities:
  Net income                                                                $           2,712          $        (394)
  Adjustments to reconcile net income to net cash
   flows from operating activities-
      Depreciation and amortization                                                     4,758                  1,516
      Write-off of discontinued development and failed debt offering costs                  -                  1,935
      Deferred income tax benefit                                                           -                      -
      Change in operating assets and liabilities-
         Accounts receivable and other                                                 (3,863)                (1,000)
         Inventories                                                                      131                    660
         Preopening expenses                                                           (2,631)                   (13)
         Accounts payable                                                                (221)                 6,772
         Accrued liabilities                                                   #REF!                          (1,295)
                                                                            ------------------ ----------------------
           Net cash provided by operating activities                           #REF!                           8,181
                                                                            ------------------ ----------------------

Investing Activities:
  (Purchases) sales of short-term investments, net                                      2,116                (20,032)
  (Purchases) sales of long-term investments, net                                       2,886                 (6,920)
   Purchases of furniture, equipment and leasehold
     improvements, net                                                                (16,886)               (17,273)
   Purchases of other assets                                                             (243)                  (405)
                                                                            ------------------ ----------------------
           Net cash used in investing activities                                      (12,127)               (44,630)
                                                                            ------------------ ----------------------

Financing Activities:
  Proceeds from the sale of common stock and put options, net                             986                  1,258
  Proceeds from warrants exercised                                                          -                      -
  Repurchase of common stock                                                          (11,627)                     -
  Tenant allowances collected                                                             112                      -
                                                                            ------------------ ----------------------
           Net cash provided by (used in) financing activities                        (10,529)                 1,258
                                                                            ------------------ ----------------------

Decrease in Cash and Cash Equivalents                                          #REF!                         (35,191)

Cash and Cash Equivalents, beginning of period                                         16,863                 83,894
                                                                            ------------------ ----------------------

Cash and Cash Equivalents, end of period                                       #REF!                   $      48,703
                                                                            ================== ======================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Interest                                                                $               -          $           -
    Income taxes                                                                           23                  4,475

                              RAINFOREST CAFE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 4, 1999
                                   (UNAUDITED)


(1)     BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include all accounts of Rainforest Cafe, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10k for the fiscal year ended January 3, 1999.. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made.

The preparation of the financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Operating results for the thirteen weeks ended April 4, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000.

(2)     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 29, 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 relates to the display of financial information rather than impacting the computation of net income and earnings per share. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income, which in addition to the current definition of net income, includes certain amounts recorded directly in equity. For the Company, comprehensive income consists of net income, foreign currency translation gains (losses) and unrealized investment gains (losses).

Effective December 29, 1997 the Company adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. As a result of the Company's adoption of SOP 98-5, the Company recognized a $3.9 million charge, net of $2.2 million of related tax benefit, during the first quarter of 1998 for the cumulative effect of the change in accounting principle for the unamortized balance of preopening costs and other start-up expenses as of December 28, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, founded in February 1994, owns, operates, and licenses themed restaurant/retail facilities (each a "Unit") under the name "Rainforest Cafe - A Wild Place to Shop and Eat(R)." As of May 11, 1999, the Company owned and operated 23 Units in the United States and licensed eight Units outside of the United States. Rainforest Cafe Units range in size from the Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota, which is approximately 15,000 square feet, to the 34,000 square foot Unit located at Disney's Animal Kingdom at Walt Disney World(R) in Orlando, Florida. The Company's other domestic Units are located in Chicago, Schaumburg and Gurnee, Illinois; McLean, Virginia; Miami, Fort Lauderdale and Downtown Disney Marketplace at Walt Disney World(R) in Orlando, Florida; Ontario and Costa Mesa, California; Westbury and West Nyack, New York; Edison, New Jersey; Burlington, Massachusetts; Auburn Hills, Michigan; Philadelphia, Pennsylvania; Towson, Maryland; Denver, Colorado; Dallas, Texas; Tempe, Arizona; Overland Park, Kansas; and at the MGM Grand Hotel and Casino in Las Vegas, Nevada.

The Company presently plans to open four additional domestic Units during the remaining quarters of 1999. Because the Company anticipates continued expansion, period to period comparisons may not be meaningful. The Company presently intends to lease the sites for all future domestic Units and anticipates that most of its future domestic Units will range in size from approximately 14,000 to 18,000 square feet, with between 275 and 350 restaurant seats and 10% to 20% of square footage dedicated to retail selling space. However, some Units may be significantly larger, such as the existing free-standing 30,000 square foot Downtown Disney Market Place Unit and the free-standing 34,000 square foot Disney's Animal Kingdom Unit, both of which contain approximately 550 restaurant seats.

In addition to operations in the United States, the Company has pursued international growth opportunities through licensing arrangements. The Company has entered into seven exclusive license agreements to develop up to 28 Units, of which nine are currently open, over the next ten years in the United Kingdom and Ireland, Mexico, Canada, France, and certain cities and countries in Asia and South America. The Company intends to enter into additional license agreements in the future. These agreements have per Unit development fees of at least $100,000 and royalties ranging from 3% to 10% of Unit sales. All agreements, with the exception of the agreement relating to the United Kingdom and Ireland, have area licensing fees which are proportionate to market size and economic potential. Certain agreements, such as the agreement relating to the United Kingdom and Ireland, allow the Company to become an equity participant of 20%-50% of each Unit developed. The agreement for the Canadian development is a 50/50 joint venture with the Elephant and Castle Group located in Vancouver, Canada. The Agreement with Jungle Investments Limited (JIL) to develop Hong Kong , Macau, Taiwan and Shanghai allowed the Company to purchase 20% equity in JIL as well as 20% equity in the Unit opened in Hong Kong. The first international licensed Unit opened in London in June, 1997, followed by Units in Cancun and Mexico City, Mexico, Vancouver, Canada, Manchester, United Kingdom, Hong Kong, China, a second location in Mexico City, Mexico and Toronto, Canada which opened in August and October 1997 and June, September, October and November 1998, respectively. The Company believes one additional Unit will be opened outside the United States during 1999.

Components of operating expenses include operating payroll and fringe benefits costs, occupancy costs, maintenance costs related to the bird habitat and aquariums, and advertising and promotion costs. The majority of these costs are variable and will increase with sales volume. Historically when a new Unit opens, it incurs higher than normal levels of labor and food costs as Unit personnel complete training. Management believes, however, that as new staff gain experience, hourly labor schedules over the ensuing 30-60 day period will gradually adjust because of operating efficiencies and then be similar to those of established Units. Each of the Company's current leases includes both fixed rent and percentage rent provisions.

General, administrative and development expenses include all corporate and administrative functions that serve to support existing operations and provide an infrastructure to support future growth. In addition, certain expenses related to the recruiting and training of Unit management personnel are also included. Corporate management, supervisory and staff salaries, employee benefits, travel, information systems, finance, marketing, rent and office expenses are primary items of cost in this category.

The Company uses a 52- or 53- week fiscal year ending on the Sunday nearest December 31.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED APRIL 4, 1999, COMPARED TO THE FOURTEEN WEEKS ENDED APRIL 5, 1998.

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:



                                                           Thirteen       Fourteen
                                                         Weeks Ended    Weeks Ended
                                                         April 4, 1999  April 5, 1998
                                                        --------------  --------------
Revenues
   Restaurant sales                                           77.1  %      78.4   %
   Retail sales                                               21.4         20.9
   Licensing fee                                               1.5           .7
                                                          --------     ---------
      Total revenues                                         100.0        100.0
                                                          ========     =========
Costs and Expenses

   Food and beverage costs (1)                                23.1         23.8
   Cost of retail goods sold (2)                              49.8         46.7
   Restaurant operating expenses (1)                          55.9         51.2
   Retail operating expenses (2)                              36.6         33.5
   Depreciation and amortization (3)                           7.4          5.8
   Preopening expenses (3)                                     1.6          5.4
                                                          --------     ---------
      Total costs and expenses                                88.2         86.7
                                                          --------     ---------
Income from Unit Operations and Licensing                     11.8         13.3
                                                          --------     ---------

Other (Income) Expense:
   General, administrative and development                     6.1          6.2
   Interest income                                            (1.4)        (4.9)
   Equity in earnings                                           .2           --
                                                          --------     ---------
      Total other expenses                                     4.9          1.3
                                                          --------     ---------

Income before Income Taxes and Cumulative Effect of

   Change in Accounting Principle                              6.9          6.2

Provision for Income Taxes                                     2.4          4.1
                                                          --------     ---------

Income before Cumulative Effect of Change in
   Accounting Principle                                        4.5          7.9

Cumulative Effect of Change in Accounting Principle             --          8.8

       Net Income                                              4.5  %     (0.9)   %
                                                          ========     =========


(1) Percentage of restaurant sales
(2) Percentage of retail sales
(3) Percentage of restaurant and retail sales


Results of operations for the quarter ended April 4, 1999, reflect the operations of nineteen mall Units and four freestanding Units open during the quarter. The Unit at Oak Park Mall in Overland Park, Kansas and the Unit at Towson Town Center in Towson, Maryland were open for 41 days and 13 days, respectively, during the first quarter of 1999.

REVENUES

Total revenues increased 34% to $59.8 million for the thirteen-week period ended April 4, 1999 from $44.6 million for the fourteen weeks ended April 5, 1998. The increase in revenues is primarily due to the addition of nine domestic Rainforest Cafe Units that contributed $23.7 million for the first quarter of 1999 and were offset by $2.8 million generated from the additional week during the first quarter of 1998. The increase in revenues was partially offset by a decrease in sales of the comparable store sales base consisting of eight Units open more than 18 months. The Company's experience to date indicates that a Unit's revenues may decrease on a comparable basis after the first year of operations. The comparable store sales base decreased $6.0 million or 12.6% in the first quarter of 1999. Management believes that such decreases result from the fact that the Company's new Units typically open at or near full capacity. Local market conditions and competition may also impact Unit sales.

Restaurant sales decreased as a percentage of total revenue from 78.4% for the first quarter of 1998 to 77.1% for the comparable period in 1999. The decrease in the percentage of restaurant sales in the first quarter of 1999 is primarily due to the increase in international sales as a percentage of total revenue.

Retail sales increased as a percentage of total revenues from 20.9% for the first quarter in 1998 to 21.4% for the comparable period in 1999. The increase in the percentage of retail sales in the first quarter is primarily due to a comparable retail Unit sales increase at the Gurnee Mills, Downtown Chicago and MGM Grand Units.

COST OF FOOD, BEVERAGE AND RETAIL MERCHANDISE

Food and beverage costs increased 28% to $10.6 million for the first quarter of 1999 compared to $8.3 million for the comparable period of 1998. The increase in food and beverage costs was primarily due to Unit expansion. Food and beverage costs as a percentage of restaurant sales decreased from 23.8% for the first quarter of 1998 to 23.1% for the first quarter of 1999. The decrease was due to the addition of new menu items and an increase in the percentage of liquor sales.

Cost of retail goods sold increased 46% to $6.4 million for the first quarter of 1998 compared to $4.4 million for the first quarter of 1998. The increase in cost of retail goods sold was primarily due to Unit expansion. Cost of retail goods sold increased as a percentage of retail sales from 46.7% in the first quarter of 1998 to 49.8% for the comparable period in 1999. The increase in the first quarter is primarily due to higher permanent markdowns taken during the quarter.

OPERATING EXPENSES

Restaurant and retail operating expenses increased 44% and 50%, respectively, from the first quarter of 1999 to the comparable period in 1998. The increase in restaurant and retail operating expenses was primarily due to Unit expansion. Restaurant operating expenses increased as a percentage of restaurant sales from 51.2% in the first quarter of 1998 to 55.9% in the first quarter of 1999. The increase in restaurant operating expenses as a percentage of restaurant sales are primarily due to diminishing utilization of fixed management salaries and other fixed costs at Units which experienced sales declines over the comparable period from the prior year. Expenditures on advertising and marketing increased at most Units and contributed to the higher costs. A high level of operating expenses at the Aventura Mall Unit due to low sales volume contributed to the increase in restaurant operating expenses as a percentage of restaurant sales for the first quarter of 1999. Retail operating expenses as a percentage of retail sales increased from 33.5% in the first quarter of 1998 to 36.6% in the first quarter of 1999. The increase in retail operating expenses in the first quarter of 1999 as a percentage of retail sales is due to the same factors that affected restaurant expenses as noted above.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 70% to $4.3 million in the first quarter of 1999 compared to $2.6 million for the comparable period in 1998. The increase in depreciation and amortization was primarily due to Unit expansion. Depreciation and amortization as a percentage of restaurant and retail sales increased to 7.4% for the first quarter of 1999 from 5.8% for the same period in 1998. The increase in these expenses as a percentage of sales is due to capital improvements in existing Units and decreased comparable store sales in certain Units.

PREOPENING COSTS

Preopening expenses decreased 61% from $2.4 million in the first quarter of 1998 to $0.9 million in the same period of 1999. Preopening expenses decreased as a percentage of restaurant and retail sales from 5.4% for the first quarter of 1998 to 1.6% for the first quarter of 1999. The decrease as a percentage of sales is primarily due to the opening in April 1998 of the Icon Unit at Disney's Animal Kingdom at Walt Disney World(R) in Orlando and the decrease in the ratio of new Unit openings compared to the number of mature Units. The Company is also gaining preopening efficiencies as more Units are being developed.

As a result of the highly customized and operationally complex nature of the Company's Units, the Unit preopening process is extensive and costly relative to that of most chain restaurant operations. Preopening costs which often exceed $800,000 per Unit, include recruiting, training, relocation and related costs for developing management and hourly staff for new Units, as well as other costs directly related to the opening of new Units. Preopening costs will vary from location to location depending on a number of factors including, among others, the proximity of other established Company Units, the size and the layout of each location, and the relative difficulty of the Unit staffing and training process.

 GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

General, administrative and development expenses increased 30.3% to $3.6 million for the first quarter 1999 compared to $2.8 million for the comparable period of 1998. The increase in general administrative and development expenses was due primarily to the increases in regional Unit management, corporate employees and development of marketing and advertising programs. General, administrative and development expenses as a percentage of revenues decreased to 6.1% in the first quarter of 1999 from 6.3% for the same period in 1998. Management believes general, administrative and development expenses will continue to grow at a slower rate than total revenues over the next year resulting in a continual decrease in these expenses as a percentage of total revenues.

INTEREST INCOME

Interest income of $0.9 million and $2.2 million for the first quarter of 1999 and 1998, respectively, was generated primarily by investing the proceeds from the Company's two follow-on public offerings completed in January and September 1996. The decrease in interest income is primarily due to $65.2 million of property, equipment and leasehold improvement purchases to develop new Units since the first quarter of 1998.

INCOME TAXES

The provision for income taxes in the 1999 and 1998 periods are both based upon the Company's estimated effective tax rate, including tax-exempt interest income. The effective tax rate for the first quarter of 1999 was 34% and was consistent with the rate used for the comparable quarter in 1998. The effective tax rate reflects the addition of more Units in lower tax states such as Nevada and Florida. The Company expects that the effective tax rate for the remaining quarters in 1999 will increase to 35% as the amount of tax exempt interest decreases in relation to taxable operating income.

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

The following table represents a summary of the Company's key liquidity measurements for the thirteen weeks ended April 4, 1999 and the fourteen weeks ended April 5, 1998:



(Dollar Amounts in Millions)                                            PERIOD ENDED
                                                          April 4, 1999                April 5, 1998
                                                          --------------               -------------
Cash and marketable securities on hand, end of period          $  43.3                    $  46.3
Net working capital, end of period                             $  48.6                    $  49.7
Current ratio, end of period.                                 3.9 to 1                   4.3 to 1
Long-term debt, end of period                                  $   ---                     $  ---
Cash provided by operations                                    $   6.3                     $  4.8
Capital expenditure                                            $  10.8                     $ 16.9

The Company generated cash flow from operating activities of $6.3 million for the first quarter of 1999 compared to $4.8 million for the comparable period in 1998. During the first thirteen weeks of 1999, the Company generated approximately $756,000 from the sale of put options compared to approximately $1.0 million for the comparable fourteen-week period in 1998. At April 4, 1999, put options, which may require the purchase of approximately 2.1 million shares of the Company's Common Stock, were outstanding at exercise prices ranging from $5.00 to $13.45 per share, with a weighted average exercise price of $5.83. The sale of the put options was executed as a part of a stock repurchase program announced in January 1997 and amended in January 1998 and January 1999, pursuant to which up to 1.5 million shares, 3.0 million shares and 2.0 million shares, respectively, of the Company's Common Stock may be repurchased over a one year period. In the first thirteen weeks of 1999, 113,800 shares of Common Stock were repurchased through put option assignments at a cost of $929,400 compared with 909,000 shares repurchased through put option assignment and open market purchases in the first fourteen weeks of 1998 at a cost of $11.6 million. The Company believes that it will continue to generate cash from operating activities and earn interest income, both of which will be utilized for future development and working capital purposes.

The average investment to open the Company's nineteen Mall Units was $5.8 million, net of landlord concessions which averaged $1.6 million. Additionally, the Company averaged approximately $790,000 in preopening expenses and purchased an average of $300,000 of inventory in connection with the openings. Total expenditures to develop the Company's four Icon Units averaged $12.3 million per Unit, net of landlord concessions, which averaged $0.9 million. Preopening for these Units averaged approximately $1.1 million and the initial average inventory purchased was approximately $360,000.

The Company expects future domestic Mall Units to cost between $5.5 million and $7.0 million to develop, net of anticipated landlord contributions. In addition, the Company expects that it will incur approximately $700,000 in preopening costs and purchase approximately $300,000 of inventory in connection with the opening of these Units. The Company also expects to open selected, larger Icon Units, such as its planned Unit in San Francisco, California, which may cost significantly more. In connection with the construction of existing Units, the Company has received landlord concessions, which reduced the cost of building these Units. There can be no assurance, however, that landlord concessions will be available in the future.

The Company contemplates that the development and opening of each of its Units in 1999 through 2000 will be financed with existing cash on hand and cash flow from operations. The Company may require additional equity or debt financing for expansion beyond 2000.

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

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

As a result of the substantial revenues associated with each new Unit, the timing of new Unit openings may result in significant fluctuations in quarterly results. The Mall Units may also have higher third or fourth quarter revenues compared to the first two quarters as a result of seasonal traffic increases at mall locations seasonally stronger retail sales. Units at entertainment centers or Disney theme parks may show fluctuations in accordance with any overall seasonality at these locations.

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

YEAR 2000 READINESS

The Year 2000 issue results from the fact that many computers, embedded computer microprocessors, computer software applications and databases only use two digits (rather than four) to define the applicable year. As a result, such computer systems and applications may recognize a date of "00" as the year 1900 instead of the intended year 2000, which could result in data miscalculations and computer system failures. Computer systems and applications are considered to be Year 2000 compliant when they are fully capable of correctly processing transactions in the year 2000. The Year 2000 issue is real and presents a number of serious risks and uncertainties that could have a broad impact across all industries and which could materially impact the Company's results of operations, liquidity and financial position.

In order to operate its business, the Company relies upon many first party information technology systems ("IT"), including its point of sale systems, table seating, electronic mail, inventory management, credit card processing, payroll, accounts payable, and general ledger systems. The Company does not maintain any proprietary IT systems and has not made any significant modifications to any of the IT systems provided to it by its IT vendors.

As of April 4, 1999, the Company continued its assessment to identify and evaluate the risks of the Year 2000 issue with respect to its business. The Company's Year 2000 assessment as of April 4, 1999 focused on the following: (1) the Company's internal business information and accounting systems, including
(a) the Company's point of sale systems, (b) financial and accounting software and (c) computer hardware; and (2) the Company's vendors and suppliers of food, beverage and retail products and other third party product and service providers. To implement its assessment, the Company established an internal review team to monitor and facilitate efficient Year 2000 Compliance. The Company has also engaged a third-party consultant to assist in its evaluation of Year 2000 readiness.

First, with respect to the Company's internal business information, including the Company's point of sale systems and accounting systems, the Company has reviewed its financial reporting systems, IT based and otherwise, to ensure that they are Year 2000 compliant. The Company's software vendors have made assurances that their software is either Year 2000 compliant or that timely updates will be made to ensure that such software will be Year 2000 compliant. In the process of reviewing the Company's internal business information and accounting systems, the Company has determined that some of its personal computers utilized by its corporate staff may not be Year 2000 compliant. Most of these non-compliant computers have been replaced and the Company presently anticipates that it will replace the few remaining computers by mid-1999.

Second, the Company is in the process of seeking to obtain assurances from its key vendors and suppliers to determine the extent to which the Company is vulnerable to Year 2000 issues because such vendor or supplier is or may not be Year 2000 compliant. The Company has sent a letter and questionnaire to all key suppliers of its goods and services to bring the Year 2000 issue to their attention and to assess their readiness. The Company has identified and prioritized those suppliers which provide mission-critical goods and services to the Company. The Company has received written responses from its suppliers of computerized point-of-sale systems, credit card processing services and outside payroll processing services that represent their respective systems to be Year 2000 compliant. Most key vendors and suppliers have responded to the Company's letter and questionnaire and the Company has noted that these vendors have responded that they are Year 2000 compliant. For those vendors that have not responded, all of the Company's efforts in this regard will not necessarily guarantee that events and circumstances outside the Company's direct influence and control will not adversely impact on its operations.

Based on the Company's current assessment, the costs of addressing potential Year 2000 problems are not expected to be material or have a material adverse impact on the Company's financial position. The current estimated cost of replacing the Company's corporate-level personal computers, if any, which are not Year 2000 compliant should not exceed $20,000. However, the estimated costs relating to the resolution of the Company's Year 2000 compliance issues cannot be fully and finally determined at this time.

While the Company currently believes that the year 2000 issues outlined above should not have a material impact on its financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.


FORWARD-LOOKING DISCLOSURE

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. Certain information included in this report and other materials filed by the Company with Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, including statements relating to plans for future expansion and other business development activities as well as other capital spending, financial sources, the effects of competition, the expenses related to any Company litigation, the Company's expectations as to when it will complete the remediation and testing phases of the Company's Year 2000 readiness and the cost of achieving Year 2000 readiness. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties are indicated in the Company's Form 10-K for fiscal 1998 and include, but are not limited to, those relating to development and construction activities, including delays in opening new Units, acceptance of the Rainforest Cafe concept and the future Unit performance, the quality of the Company's restaurant and retail operations, dependence on discretionary consumer spending, the Company's failure to defend its intellectual property rights, the Company's inability to identify and resolve all material Year 2000 problems in a timely and cost effective manner, dependence on existing management, general economic conditions, changes in federal or state laws or regulations and unanticipated results of litigation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

SHAREHOLDER CLASS ACTION LITIGATION

The Company and certain executive officers of the Company are named as defendants in a purported class action complaint, In Re: Rainforest Cafe, Inc. Securities Litigation, alleging violations by the Company and such executive officers of certain Federal securities laws. The complaint was filed on July 31, 1998 and is a consolidation of seven separate actions which were all filed in the United States District Court for the District of Minnesota. The complaint alleges that the defendants violated Federal securities laws by making misrepresentations and omissions regarding the Company's performance and future prospects during the class period while individually selling the Company's Common Stock. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period between October 20, 1997 and January 6, 1998. The action was dismissed without prejudice on December 21, 1998. Plaintiffs filed an appeal of the judgement of dismissal on January 29, 1999 and then filed a motion to voluntarily dismiss the appeal on March 16, 1999. The appeal was dismissed on April 21, 1999.

SHAREHOLDER CLASS ACTION LITIGATION

The Company and certain executive officers of the Company are named as defendants in a purported class action complaint, Emanuel Massing vs. Lyle Berman et al., alleging violations by the Company and such executive officers of certain Federal securities laws. The complaint was filed on May 3, 1999 in the United State District Court for the district of Minnesota. This action is a follow-up action to the previous shareholder action, In Re: Rainforest Cafe, Inc. Securities Litigation. Like its predecessor case, the complaint alleges that the defendants violated Federal securities laws by making misrepresentations and omissions regarding the Company's performance and future prospects during the class period while individually selling the Company's Common Stock. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period between October 20, 1997 and January 6, 1998. The Company believes the action is without merit and intends to defend this claim vigorously.



Item 6. Exhibits and Reports on Form 8-K

        A.     Exhibits:

               27.1    Financial Data Schedule

        B.     Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the quarter ended April 4, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RAINFOREST CAFE, INC.


Date:         May 12, 1999                           /s/ Kenneth Brimmer
                                    -----------------------------------------
                                                       Kenneth Brimmer
                                                          President


Date:         May 12, 1999                           /s/ Mark S. Robinow
                                    -----------------------------------------
                                                       Mark S. Robinow
                                    Chief Financial Officer (Principal Financial
                                    Officer)