Form 10-Q/A
period 1999-04-04
RAINFOREST CAFE INC
filed 1999-05-17
CIK 924919

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

PART II.       OTHER INFORMATION

               Item 1.  Legal Proceedings.....................................15

               Item 6.  Exhibits and Reports on Form 8K.......................15

               Signature Page.................................................16

                              RAINFOREST CAFE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             April 4,               January 3,
(In Thousands)                                                                 1999                    1999
                                                                       ---------------------- -----------------------

                                ASSETS
Current Assets:
   Cash and cash equivalents                                                        $ 18,869          $       16,863
   Short-term investments                                                             11,451                  13,567
   Accounts receivable and other                                                      15,686                  15,679
   Inventories                                                                        11,060                  11,191
   Deferred income taxes                                                               3,766                   3,766
   Prepaid expenses                                                                    4,564                   3,563
                                                                       ---------------------- -----------------------

        Total current assets                                                          65,396                  64,629

Long-Term Investments                                                                 13,029                  15,915

Furniture, Equipment and Leasehold Improvements, net                                 174,137                 168,982

Other Assets                                                                           6,244                   6,001
                                                                       ---------------------- -----------------------

Total Assets                                                                       $ 258,806               $ 255,527
                                                                       ====================== =======================


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                  $ 6,676                 $ 6,897
   Accrued liabilities-
     Payroll and payroll taxes                                                         1,986                   2,831
     Other                                                                             8,137                   5,165
                                                                       ---------------------- -----------------------

        Total current liabilities                                                     16,799                  14,893

Deferred Occupancy Costs                                                              22,535                  23,498

Deferred Income Tax                                                                    4,074                   4,074
                                                                       ---------------------- -----------------------
        Total liabilities                                                             43,408                  42,465
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

The accompanying notes are an integral part of these consolidated financial statements.

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                          Thirteen Weeks Ended        Fourteen Weeks Ended
(In Thousands, Except Per Share Data)                         April 4, 1999               April 5, 1998
                                                            ----------------            ----------------
Revenues:
   Restaurant sales                                                $ 46,076                    $ 35,007
   Retail sales                                                      12,766                       9,312
   Licensing fees and royalties                                         919                         307
                                                            ----------------            ----------------
        Total revenues                                               59,761                      44,626
                                                            ----------------            ----------------

Costs and Expenses:
   Food and beverage costs                                           10,649                       8,331
   Cost of retail goods sold                                          6,356                       4,353
   Restaurant operating expenses                                     25,758                      17,930
   Retail operating expenses                                          4,673                       3,124
   Depreciation and amortization                                      4,337                       2,554
   Preopening costs                                                     940                       2,415
                                                            ----------------            ----------------
        Total costs and expenses                                     52,713                      38,707
                                                            ----------------            ----------------

         Income from Unit Operations and Licensing                    7,048                       5,919
                                                            ----------------            ----------------

Other (Income) Expenses:
   General, administrative and development expenses                   3,637                       2,791
   Interest income                                                     (861)                     (2,208)
   Other                                                                163                           -
                                                            ----------------            ----------------
        Total other (income) expenses                                 2,939                         583
                                                            ----------------            ----------------

Income before Income Taxes and Cumulative Effect of
  Change in Accounting Principle                                      4,109                       5,336

Provision for Income Taxes                                            1,397                       1,814
                                                            ----------------            ----------------

Income before Cumulative Effect of Change in
  Accounting Principle                                                2,712                       3,522

Cumulative Effect of Change in Accounting Principle
  Related to Start-Up Costs (net of income taxes
of $2,202)                                                                -                       3,916
                                                            ----------------            ----------------
        Net income                                                  $ 2,712                      $ (394)
                                                            ================            ================

Basic Earnings Per Common Share:

Basic earnings per common share before change in
accounting principle                                                 $ 0.11                      $ 0.14

Cumulative effect of change in accounting principle                       -                       (0.16)
                                                            ================            ================

  Basic earnings per common share                                    $ 0.11                     $ (0.02)
                                                            ================            ================

Basic Weighted Average Shares Outstanding                            24,584                      25,987
                                                            ================            ================

Diluted Earnings Per Common Share:

Diluted earnings per common share before change in
accounting principle                                                 $ 0.11                      $ 0.14

Cumulative effect of change in accounting principle                       -                       (0.16)
                                                            ----------------            ----------------

  Diluted earnings per common share                                  $ 0.11                     $ (0.02)
                                                            ================            ================

Diluted Weighted Average Shares Outstanding                          24,918                      26,038
                                                            ================            ================

The accompanying notes are an integral part of these consolidated financial statements.

                               RAINFOREST CAFE, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)



                                                                       Thirteen Weeks     Fourteen Weeks
                                                                           Ended               Ended
(In Thousands)                                                          April 4, 1999      April 5, 1998
                                                                       ---------------    ---------------
Operating Activities:
  Net income (loss)                                                      $  2,712            $   (394)
  Adjustments to reconcile net income to net cash
   flows from operating activities-
      Depreciation of property, equipment and leasehold improvements        5,116               3,085
      Amortization of deferred occupancy costs and other                     (463)              1,673
      Change in accounting principle                                           --               3,916
      Change in operating assets and liabilities-
         Accounts receivable                                               (2,055)             (3,844)
         Inventories                                                          131               1,096
         Preopening expenses                                                   --              (1,977)
         Prepaid expenses and other                                        (1,001)               (288)
         Accounts payable                                                    (221)                918
         Accrued liabilities                                                2,127                 610
                                                                         --------            --------
           Net cash provided by operating activities                        6,346               4,795
                                                                         --------            --------

Investing Activities:
   Proceeds from sale of short-term investments                             6,006               4,909
   Purchases of short-term investments                                     (4,134)            (16,793)
   Proceeds from sale of long-term investments                              3,302               8,619
   Purchases of long-term investments                                        (416)                 --
   Purchases of furniture, equipment and leasehold
     improvements, net of landlord reimbursements                         (10,771)            (16,886)
   Purchases of other assets                                                 (243)             (2,005)
                                                                         --------            --------
           Net cash (used in) investing activities                         (6,256)            (22,156)
                                                                         --------            --------

Financing Activities:
  Proceeds from the sale of common stock and put options, net                 797                 986
  Repurchase of common stock                                                 (929)            (11,627)
  Tenant allowances collected                                               2,048                 112
                                                                         --------            --------
           Net cash provided by (used in) financing activities              1,916             (10,529)
                                                                         --------            --------

Increase (decrease) in Cash and Cash Equivalents                            2,006             (27,890)

Cash and Cash Equivalents, beginning of period                             16,863              53,621
                                                                         --------            --------

Cash and Cash Equivalents, end of period                                 $ 18,869            $ 25,731
                                                                         ========            ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Interest                                                             $     --            $     --
    Income taxes                                                               12                  23


The accompanying notes are an integral part of these consolidated financial statements.

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