Form 10-Q
period 1999-07-04
RAINFOREST CAFE INC
filed 1999-08-18
CIK 924919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999

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

     Number of shares of Common Stock, $.01 par value per share outstanding as of August 13, 1999:
                                   24,196,387

                              RAINFOREST CAFE, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                       Page number

         Item 1.  Consolidated Financial Statements

                           Consolidated Balance Sheets as of
                           July 4, 1999 and January 3, 1999................................................2

                           Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 4, 1999 and thirteen and
                           twenty-seven weeks ended July 5, 1998...........................................3

                           Consolidated Statements of Cash Flows for the thirteen and twenty-six weeks ended July 4, 1999 and thirteen and
                           twenty-seven weeks ended July 5, 1998...........................................4

                           Condensed Notes to Consolidated Financial Statements............................5

                  Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...........................................6

PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings..............................................................18

                  Item 4.  Submission of Matters to a Vote of Security Holders............................18

                  Item 6.  Exhibits and Reports on Form 8-K...............................................18

                  Signature Page..........................................................................19

                               RAINFOREST CAFE, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  July 4,        January 3,
(In Thousands)                                                     1999            1999
                                                                ----------     -----------
                                      ASSETS
Current Assets:
   Cash and cash equivalents                                     $  14,347       $  16,863
   Short-term investments                                            9,635          13,567
   Accounts receivable                                              10,822          15,679
   Inventories                                                      10,290          11,191
   Deferred income taxes                                             3,799           3,766
   Prepaid expenses and other                                        4,780           3,563
                                                                 ---------       ---------

        Total current assets                                        53,673          64,629

Long-Term Investments                                               19,983          15,915

Furniture, Equipment and Leasehold Improvements, net               181,475         168,982

Other Assets                                                         5,644           6,001
                                                                 ---------       ---------
Total Assets                                                     $ 260,775       $ 255,527
                                                                 =========       =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                              $   4,157       $   6,897
   Accrued liabilities-
     Payroll and payroll taxes                                       4,487           2,831
     Other                                                           6,878           5,165
     Income tax payable                                              1,614               -
                                                                 ---------       ---------
        Total current liabilities                                   17,136          14,893

Deferred Occupancy Costs                                            22,016          23,498

Deferred Income Tax                                                  4,107           4,074
                                                                 ---------       ---------
        Total liabilities                                           43,259          42,465

Commitments and Contingencies

Shareholders' Equity:
   Common stock, no par value, 50,000 shares authorized;
   24,237 and 24,651 issued and outstanding                        184,855         186,764
   Retained earnings                                                34,130          27,443
   Cumulative other comprehensive loss                              (1,469)         (1,145)
                                                                 ---------       ---------
        Total shareholders' equity                                 217,516         213,062
                                                                 ---------       ---------
Total Liabilities and Shareholders' Equity                       $ 260,775       $ 255,527
                                                                 =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                       RAINFOREST CAFE, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                                  Thirteen        Thirteen       Twenty-six      Twenty-seven
                                                                Weeks Ended      Weeks Ended    Weeks Ended      Weeks Ended
                                                                  July 4,          July 5,         July 4,          July 5,
(In Thousands, Except Per Share Data)                               1999            1998            1999             1998
                                                                  ---------       ---------       ---------       ---------
Revenues:
   Restaurant sales                                               $  53,542       $  40,777       $  99,618       $  75,784
   Retail sales                                                      13,135          12,779          25,902          22,091
   Licensing fees and royalties                                         858             308           1,777             615
                                                                  ---------       ---------       ---------       ---------
        Total revenues                                               67,535          53,864         127,297          98,490
                                                                  ---------       ---------       ---------       ---------
Costs and Expenses:
   Food and beverage costs                                           12,644           9,592          23,293          17,923
   Cost of retail goods sold                                          5,870           5,554          12,226           9,907
   Restaurant operating expenses                                     29,252          21,438          55,010          39,368
   Retail operating expenses                                          4,717           3,973           9,390           7,097
   Depreciation and amortization                                      4,504           3,096           8,841           5,650
   Preopening expenses                                                1,194           1,441           2,134           3,872
                                                                  ---------       ---------       ---------       ---------
        Total costs and expenses                                     58,181          45,094         110,894          83,817
                                                                  ---------       ---------       ---------       ---------
         Income from Unit Operations and Licensing                    9,354           8,770          16,403          14,673
                                                                  ---------       ---------       ---------       ---------
Other (Income) Expense:
   General, administrative and development expenses                   4,088           3,221           7,722           5,996
   Interest income                                                     (885)         (1,693)         (1,743)         (3,901)
   Other, net                                                           176             188             339             188
                                                                  ---------       ---------       ---------       ---------
        Total other (income) expense                                  3,379           1,716           6,318           2,283
                                                                  ---------       ---------       ---------       ---------
Income before Income Taxes and Cumulative Effect of
  Change in Accounting Principle                                      5,975           7,054          10,085          12,390

Provision for Income Taxes                                            2,091           2,398           3,489           4,212
                                                                  ---------       ---------       ---------       ---------
Income before Cumulative Effect of Change in
  Accounting Principle                                                3,884           4,656           6,596           8,178

Cumulative Effect of Change in Accounting Principle
  Related to Start-Up Costs (net of income taxes of $2,202)               -               -               -           3,916
                                                                  ---------       ---------       ---------       ---------
        Net Income                                                $   3,884       $   4,656       $   6,596       $   4,262
                                                                  =========       =========       =========       =========
Basic Earnings Per Share

Basic Earnings Per Common Share before Change in
  Accounting Principle:                                           $    0.16       $    0.18       $    0.27       $    0.32

Cumulative Effect of Change in Accounting Principle:                      -               -               -            0.15
                                                                  ---------       ---------       ---------       ---------
Basic Earnings Per Common Share:                                  $    0.16       $    0.18       $    0.27       $    0.17
                                                                  ---------       ---------       ---------       ---------
Basic Weighted Average Shares Outstanding:                           24,461          25,469          24,522          25,728
                                                                  =========       =========       =========       =========
Diluted Earnings Per Share

Diluted Earnings Per Common Share before Change
  in Accounting Principle:                                        $    0.16       $    0.18       $    0.27       $    0.31

Cumulative Effect of Change in Accounting Principle:                      -               -               -            0.15
                                                                  ---------       ---------       ---------       ---------
Diluted Earnings Per Common Share:                                $    0.16       $    0.18       $    0.27       $    0.16
                                                                  ---------       ---------       ---------       ---------
Diluted Weighted Average Shares Outstanding:                         24,789          26,031          24,865          26,034
                                                                  =========       =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Thirteen         Thirteen       Twenty-six    Twenty-seven
                                                                         Weeks Ended      Weeks Ended    Weeks Ended    Weeks Ended
                                                                           July 4,          July 5,        July 4,        July 5,
(In Thousands)                                                               1999            1998            1999          1998
                                                                           --------        --------        --------      --------
Operating Activities:
  Net income                                                               $  3,884        $  4,656        $  6,596      $  4,262
  Adjustments to reconcile net income to net cash
   flows from operating activities-
      Depreciation and amortization                                           4,873           3,322           9,494         6,054
      Change in accounting principle                                              -               -               -         3,916
      Amortization of deferred occupancy costs and other                        (48)          7,873             (16)        9,899
      Change in operating assets and liabilities-
         Accounts receivable and other                                        2,564          (2,795)            509        (6,658)
         Inventories                                                            770          (3,298)            901        (2,202)
         Preopening expenses                                                      -            (996)              -        (3,242)
         Prepaid expenses and other                                            (216)              -          (1,217)
         Accounts payable                                                    (2,519)           (499)         (2,740)          419
         Accrued liabilities                                                  1,242           1,556           3,369         2,166
         Income tax payable                                                   1,614               -           1,614             -
                                                                           --------        --------        --------      --------
           Net cash provided by operating activities                         12,164           9,819          18,510        14,614
                                                                           --------        --------        --------      --------
Investing Activities:
   Proceeds from sales of short-term investments                              7,808          11,884          13,814       (23,612)
   Purchases of short-term investments                                       (5,992)         (8,628)        (10,126)       14,984
   Proceeds from sales of long-term investments                                 808          12,515           4,110        19,320
   Purchases of long-term investments                                        (7,762)         (8,619)         (8,178)       (6,805)
   Purchases of furniture, equipment and leasehold
      improvements, net of landlord reimbursements                          (12,682)        (12,308)        (23,453)      (29,194)
   Other                                                                        600            (249)            357        (2,254)
                                                                           --------        --------        --------      --------
           Net cash used in investing activities                            (17,220)         (5,405)        (23,476)      (27,561)
                                                                           --------        --------        --------      --------

Financing Activities:
  Proceeds from the sale of common stock and put options, net                   241             949           1,038         1,935
  Repurchase of common stock                                                 (2,007)              -          (2,936)      (11,627)
  Tenant allowances collected                                                 2,300               -           4,348           112
                                                                           --------        --------        --------      --------
           Net cash provided by (used in) financing activities                  534             949           2,450        (9,580)
                                                                           --------        --------        --------      --------

Increase (Decrease) in Cash and Cash Equivalents                             (4,522)          5,363          (2,516)      (22,527)

Cash and Cash Equivalents, beginning of period                               18,869          25,731          16,863        53,621
                                                                           --------        --------        --------      --------
Cash and Cash Equivalents, end of period                                   $ 14,347        $ 31,094        $ 14,347      $ 31,094
                                                                           ========        ========        ========      ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Interest                                                                    $ -             $ -             $ -           $ -
    Income taxes                                                              2,091             925           2,103           948


The accompanying notes are an integral part of these consolidated financial statements.

                              RAINFOREST CAFE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 1999
                                   (UNAUDITED)

(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include all accounts of Rainforest Cafe, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 3, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made.

The preparation of the financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000. Certain prior amounts in the accompanying condensed financial statements have been reclassified to conform with current year presentation.


(2)      NET INCOME PER SHARE

During fiscal 1997, the Company adopted the provisions of SFAS No. 128, "Accounting for Earnings Per Share." SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the Company, diluted EPS includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. EPS amounts for all periods presented reflect the provisions of SFAS No. 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, founded in February 1994, owns, operates, and licenses themed restaurant/retail facilities (each a "Unit") under the name "Rainforest Cafe(R)
- A Wild Place to Shop and Eat(R)." As of August 13, 1999, the Company owned and operated 25 Units in the United States and licensed ten Units outside of the United States. Rainforest Cafe Units range in size from the Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota, which is approximately 15,000 square feet, to the 34,000 square foot Unit located at Disney's Animal Kingdom at Walt Disney World(R) in Orlando, Florida. The Company's other domestic Units are located in Chicago, Schaumburg and Gurnee, Illinois; McLean and Norfolk, Virginia; Miami, Fort Lauderdale and Downtown Disney Marketplace at Walt Disney World(R) in Orlando, Florida; Ontario and Costa Mesa, California; Westbury and West Nyack, New York; Edison, New Jersey; Burlington, Massachusetts; Auburn Hills, Michigan; Philadelphia, Pennsylvania; Towson, Maryland; Denver, Colorado; Grapevine, Texas; Tempe, Arizona; Overland Park, Kansas; Seattle, Washington; and at the MGM Grand Hotel and Casino in Las Vegas, Nevada.

The Company presently plans to open two additional domestic Units during the remaining quarters of 1999. Because the Company anticipates continued expansion, period to period comparisons may not be meaningful. The Company presently intends to lease the sites for all future domestic Units and anticipates that most of its future domestic Units will range in size from approximately 15,000 to 17,000 square feet, with between 275 and 350 restaurant seats and 10% to 20% of square footage dedicated to retail selling space. However, some Units may be significantly larger (Icon Units), such as the existing free-standing 30,000 square foot Downtown Disney Market Place Unit and the free-standing 34,000 square foot Disney's Animal Kingdom Unit, both of which contain approximately 550 restaurant seats.

In addition to operations in the United States, the Company has pursued international expansion opportunities through licensing arrangements. The Company has entered into seven exclusive license agreements to potentially develop up to 28 Units, of which ten are currently open, over the next ten years in the United Kingdom and Ireland, Mexico, Canada, France, and certain cities and countries in Asia and South America. The Company intends to pursue and enter into additional license agreements in the future. These agreements have per Unit development fees of at least $100,000 and royalties ranging from 3% to 10% of Unit sales. Generally, all agreements have area licensing fees that are proportionate to market size and economic potential. Certain agreements, such as the agreement relating to the United Kingdom and Ireland, allow the Company to become an equity participant of 20%-50% of each Unit developed. The agreement for the Canadian development is a 50/50 joint venture with the Elephant and Castle Group headquartered in Vancouver, Canada. The Agreement with Jungle Investments Limited (JIL) to develop Hong Kong, Macau, Taiwan and Shanghai allowed the Company to purchase 20% equity in JIL as well as 22.2% equity in the Unit opened in Hong Kong. These agreements give the Company a 24.98% ownership in the Hong Kong Unit. The first international licensed Unit opened in London in June, 1997, followed by Units in Cancun and Mexico City, Mexico; Vancouver, Canada; Manchester, United Kingdom; Hong Kong, China; a second location in Mexico City, Mexico; Toronto, Canada; Disneyland Paris in Paris, France; and a second location in Toronto, Canada. The Company believes no additional International Units will be opened during the remaining quarters of 1999.

Components of operating expenses include operating payroll and fringe benefits costs, occupancy costs, maintenance costs related to the bird habitat and aquariums, and advertising and promotion costs. Most of these costs are variable and will increase with sales volume. Historically when a new Unit opens, it incurs higher than normal levels of labor and food costs as Unit personnel complete training. Management believes, however, that as new staff gain experience, hourly labor schedules over the ensuing 30-60 day period will gradually adjust because of operating efficiencies and then be similar to those of established Units. Each of the Company's current leases includes both fixed rent and percentage rent provisions.

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

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:


                                                           Thirteen       Thirteen                 Twenty-six       Twenty-seven
                                                             Weeks          Weeks                     Weeks            Weeks
                                                             Ended          Ended                     Ended            Ended
                                                         July 4, 1999    July 4, 1999             July 5, 1998      July 5, 1998
                                                         ------------    ------------             ------------      ------------
Revenues:
   Restaurant sales                                            79.2   %        75.7   %                 78.3   %        77.0   %
   Retail sales                                                19.5            23.7                     20.3            22.4
   Licensing fees and royalties                                 1.3              .6                      1.4              .6
                                                          -----------    ------------              -----------     -----------
      Total revenues                                          100.0           100.0                    100.0           100.0
                                                          ===========    ============              ===========     ===========


Costs and Expenses:
   Food and beverage costs (1)                                 23.6            23.5                     23.4            23.7
   Cost of retail goods sold (2)                               44.7            43.5                     47.2            44.8
   Restaurant operating expenses (1)                           54.6            52.6                     55.2            51.9
   Retail operating expenses (2)                               35.9            31.1                     36.3            32.1
   Depreciation and amortization (3)                            6.8             5.8                      7.0             5.8
   Preopening expenses (3)                                      1.8             2.7                      1.7             4.0
      Total costs and expenses (3)                             87.2            84.2                     88.3            85.6

      Income from Unit Operations and Licensing                13.9            16.3                     12.9            14.9
                                                          -----------    ------------              -----------     -----------


Other (Income) Expense:
   General, administrative and development                      6.1             6.0                      6.1             6.1
   Interest Income                                            (1.3)           (3.1)                    (1.4)           (4.0)
   Other, net                                                    .3              .3                       .3              .2
                                                          -----------    ------------              -----------     -----------

      Total other (income) expense                              5.0             3.2                      5.0             2.3
                                                          -----------    ------------              -----------     -----------


Income before Income Taxes and Cumulative Effect
   of Change in Accounting Principle                            8.8            13.1                      7.9            12.6

Provision for income taxes                                      3.1             4.4                      2.7             4.3
                                                          -----------    ------------              -----------     -----------

Income before Cumulative Effect of Change in
   Accounting Principle                                         5.8             8.6                      5.2             8.3

Cumulative Effect of Change in Accounting
   Principle                                                     --              --                       --             4.0
                                                          -----------    ------------              -----------     -----------

Net Income                                                      5.8   %         8.6   %                  5.2   %         4.3   %
                                                          ===========    ============              ===========     ===========


(1) Percentage of restaurant sales
(2) Percentage of retail sales
(3) Percentage of restaurant and retail sales

Results of operations for the quarter ended July 4, 1999, reflect the operations of twenty-one mall Units and four Icon Units open during the quarter. The Unit at MacArthur Center in Norfolk, Virginia and the Unit at South Center Mall in Seattle, Washington were open for 26 days and 6 days, respectively, during the second quarter of 1999.


THIRTEEN WEEKS ENDED JULY 4, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED JULY 5, 1998.

REVENUES

Total revenues increased 25% to $67.5 million for the thirteen week period ended July 4, 1999 from $53.9 million for the thirteen weeks ended July 5, 1998. The increase in revenues is primarily due to the addition of ten domestic Rainforest Cafe Units which contributed $19.1 million for the second quarter of 1999. The increase in revenues was partially offset by a decrease in sales of the comparable store sales base consisting of twelve Units open more than 18 months. These Units experienced a decrease in sales of $3.5 million, or 11%, for the second quarter of 1999 compared to the second quarter of 1998. The Company's experience to date indicates that a Unit's revenues may decrease on a comparable basis after the first year of operations, although this has not been the case for all of the Company's Units. Management believes that such decreases result from the fact that the Company's new Units typically open at or near full capacity. Local market conditions and competition may also impact Unit sales.

Restaurant sales as a percentage of total revenue increased from 75.7% for the second quarter of 1998 to 79.2% for the comparable period in 1999. The increase in the percentage of restaurant sales in the second quarter of 1999 is primarily due to the comparable retail sales for the quarter declining 16%, while restaurant comparable second quarter sales declined 9%.

Retail sales decreased as a percentage of total revenues from 23.7% for the second quarter in 1998 to 19.5% for the comparable period in 1999. The decrease in the percentage of retail sales in the second quarter is primarily due to a 37.3% decrease in the sale of Beanie Babies. Beanie Babies as a percentage of retail sales was 17.8% for the second quarter of 1999 compared to 29.6% for the comparable period in 1998. The decrease in Beanie Babies sales was primarily due to fewer shipments from the manufacturer and decreased demand for the product during the second quarter of 1999 compared to 1998.

Licensing fees and royalties increased $.6 million, or 178%, for the thirteen weeks ended July 4, 1999 compared to the comparable period in 1998. Licensing fees and royalties increased as a percentage of revenue to 1.3% for the thirteen weeks ended July 4, 1999 compared to .6% for the same period in 1998. The increase was due to ten International Units being open during the current quarter compared to only four International Units in the prior year period.

COST OF FOOD, BEVERAGE AND RETAIL MERCHANDISE

Food and beverage costs increased 32% to $12.6 million for the second quarter of 1999 compared to $9.6 million for the comparable period of 1998. The increase in food and beverage costs was primarily due to Unit expansion. Food and beverage costs remained relatively stable as a percentage of restaurant sales.

Cost of retail goods sold increased 6% to $5.9 million for the second quarter of 1999 compared to $5.6 million for the second quarter of 1998. The increase in cost of retail goods sold was primarily due to Unit expansion. Cost of retail goods sold increased as a percentage of retail sales from 43.5% in the second quarter of 1998 to 44.7% for the comparable period in 1999. The increase in cost of retail goods sold as a percentage of retail sales was primarily due to an increase in sales discounts for the second quarter of 1999 compared to the comparable period in 1998.

UNIT OPERATING EXPENSES

Restaurant and retail operating expenses increased 36% and 19%, respectively, from the second quarter of 1998 to the comparable period in 1999. The increase in restaurant and retail operating expenses was primarily due to Unit expansion.

Restaurant operating expenses increased as a percentage of restaurant sales from 52.6% in the second quarter of 1998 to 54.6% in the second quarter of 1999. The increase in restaurant operating expenses for both comparable periods as a percentage of restaurant sales is primarily due to increased expenditures on sales and marketing and increased occupancy expenses. As a percentage of restaurant revenues, restaurant occupancy expense increased to 13.5% for the thirteen weeks ended July 4, 1999 versus 12.3% for the same period in 1998. The increase was primarily due to a decrease in comparable Unit sales, while base rent for many Units remained fairly constant.

Retail operating expenses as a percentage of retail sales increased from 31.1% in the second quarter of 1998 to 35.9% in the second quarter of 1999. The increase in retail operating expenses in the second quarter of 1999 as a percentage of retail sales is primarily due retail operating expenses increasing 19% for the second quarter of 1999 versus the same period in 1998 while retail sales increased only 3% for those same periods. As a percentage of retail sales, retail occupancy costs increased to 14.0% for the thirteen weeks ended July 4, 1999 versus 12.6% for the comparable quarter.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 45% to $4.5 million in the second quarter of 1999 compared to $3.1 million for the comparable period in 1998. The increase in depreciation and amortization was primarily due to Unit expansion. Depreciation and amortization as a percentage of restaurant and retail sales increased to 6.8% for the second quarter of 1999 from 5.8% for the same period in 1998. The increase in these expenses as a percentage of sales is due to a decrease in comparable Unit sales for the 13 weeks ended July 4, 1999 compared to the same period in 1998 while depreciation and amortization remained constant.

PREOPENING EXPENSES

Preopening expenses decreased 17% from $1.4 million in the second quarter of 1998 to $1.2 million in the same period of 1999. Preopening expenses decreased as a percentage of restaurant and retail sales from 2.7% for the second quarter of 1998 to 1.8% for the second quarter of 1999. The decrease as a percentage of sales for the second quarter is primarily due to six Units being constructed in 1999 versus eight Units in 1998. Also, the average preopening costs incurred to date for the four malls Units that opened in 1999 averaged approximately $680,000 compared to approximately $800,000 for the mall Units opened during 1998.

GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

General, administrative and development expenses increased 27% to $4.1 million for the second quarter of 1999 compared to $3.2 million for the comparable period of 1998. The increase in general administrative and development expenses was due primarily to the increases in corporate employees and expansion of marketing and promotional efforts. General, administrative and development expenses as a percentage of revenues increased to 6.1% in the second quarter of 1999 from 6.0% for the same period in 1998. The Company's objective is to more effectively leverage its operational and corporate support infrastructure with higher sales volume.

INTEREST INCOME

Interest income of $.9 million and $1.7 million for the second of 1999 and 1998, respectively, was generated primarily by investing the proceeds from the Company's two follow-on public offerings completed in January and September 1996. The decrease in interest income is primarily due to $65.7 million, net of landlord contributions, of property, equipment and leasehold improvement purchases to develop new Units since the second quarter of 1998.

INCOME TAXES

The provision for income taxes in both 1999 and 1998 periods is based upon the Company's estimated effective tax rate, including tax exempt interest income. The effective tax rate for second quarter 1999 was increased to 35% from 34% for the same quarter of 1998, reflecting the reduction of tax exempt interest in relation to taxable operating income. The effective tax rate reflects the large sales volume and presence in lower tax states such as Florida and Nevada.

TWENTY-SIX WEEKS ENDED JULY 4, 1999 COMPARED TO THE TWENTY-SEVEN WEEKS ENDED JULY 5, 1998.

REVENUES

Total revenues increased 29% to $127.3 million for the twenty-six week period ended July 4, 1999 from $98.5 million for the twenty-seven weeks ended July 5, 1998. The increase in revenues is primarily due to the addition of ten domestic Rainforest Cafe Units, which contributed $34.5 million for the second quarter of 1999. The increase in revenues was partially offset by a decrease in sales of the comparable store sales base consisting of twelve Units open more than 18 months. These Units experienced a decrease in sales of

$6.8 million, or 12%, for the twenty-six weeks ended July 4, 1999 compared to the comparable period of 1998. Also, the comparable period in 1998 included an extra week in which sales were $2.8 million.

Restaurant sales as a percentage of total revenue increased from 77.0% for the twenty-seven weeks ended July 5, 1998 to 78.3% for the comparable period in 1999. The increase in the percentage of restaurant sales in the first twenty-six weeks in 1999 is primarily due to the comparable retail sales declining 14%, while restaurant comparable twenty-six week sales declined 11%.

Retail sales decreased as a percentage of total revenues from 22.4% for the twenty-seven weeks ended July 5, 1998 to 20.3% for the comparable period in 1999. The decrease in the percentage of retail sales in the second quarter is primarily due to a decrease in the sale of Beanie Babies. This decrease in Beanie Baby sales was primarily due to fewer shipments from the manufacturer during April and May of 1999 and slowing demand for the product.

Licensing fees and royalties increased $1.2 million, or 189%, for the twenty-six weeks ended July 4, 1999 compared to the comparable period in 1998. Licensing fees and royalties increased as a percentage of revenue to 1.4% for the twenty-six weeks ended July 4, 1999 compared to .6% for the same period in 1998. The increase was due to ten international Units being open at July 4, 1999 compared to only four Units as of July 5, 1998.

COST OF FOOD, BEVERAGE AND RETAIL MERCHANDISE

Food and beverage costs increased 30% to $23.3 million for the twenty-six weeks ended July 4, 1999 compared to $17.9 million for the comparable period of 1998. The increase in food and beverage costs was primarily due to Unit expansion. Food and beverage costs remained relatively stable as a percentage of restaurant sales.

Cost of retail goods sold increased 23.4% to $12.2 million for the twenty-six weeks ended July 4, 1999 compared to $9.9 million for the comparable period of 1998. The increase in cost of retail goods sold was primarily due to Unit expansion. Cost of retail goods sold increased as a percentage of retail sales from 44.8% in the twenty-seven week period ended July 5, 1998 to 47.2% for the comparable period in 1999. The increase in cost of retail goods sold as a percentage of retail sales was primarily due to an increase in retail discounts for the twenty-six weeks ended July 4, 1999 compared to the comparable period in 1998.

UNIT OPERATING EXPENSES

Restaurant and retail operating expenses increased 40% and 32%, respectively, from the twenty-seven weeks ended July 5, 1998 to the comparable period in 1999. The increase in restaurant and retail operating expenses was primarily due to Unit expansion.

Restaurant operating expenses increased as a percentage of restaurant sales from 51.9% in the twenty-seven-weeks ended July 5, 1998 to 55.2% for the comparable period of 1999. The increase in restaurant operating expenses as a percentage of restaurant sales is primarily due to decreased comparable Unit sales, which caused fixed restaurant occupancy expenses to increase as a percentage of sales.

Retail operating expenses as a percentage of retail sales increased from 32.1% in the twenty-seven weeks ended July 5, 1998 to 36.3% for the twenty-six weeks ended July 4, 1999. The increase in retail operating expenses as a percentage of retail sales is primarily due to decreased comparable Unit retail sales, which caused fixed retail occupancy expenses to increase as a percentage of sales.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 56% to $8.8 million in the twenty-six weeks ended July 4, 1999 compared to $5.7 million for the comparable period in 1998. The increase in depreciation and amortization was primarily due to Unit expansion. Depreciation and amortization as a percentage of restaurant and retail sales increased to 7.0% for the twenty-six weeks ended July 4, 1999 from 5.8% for the same period in 1998. The primary reason for the increase in these expenses for the twenty-six weeks ended July 4, 1999 compared to the same period in 1998 as a percentage of sales is due to a decrease in comparable Unit sales while depreciation and amortization remained constant.

PREOPENING EXPENSES

Preopening expenses decreased 45% from $3.9 million in the twenty-seven weeks ended July 5, 1998 to $2.1 million in the same period of 1999. Preopening expenses decreased as a percentage of restaurant and retail sales from 4.0% for the twenty-seven weeks ended July 5, 1998 to 1.7% for the twenty-six weeks ended July 4, 1999. The decrease as a percentage of sales for the second quarter is primarily due six Units being constructed in 1999 versus eight Units in 1998 as well as lower preopening expenses per Unit in 1999 compared to 1998.

GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

General, administrative and development expenses increased 29% to $7.7 million for the twenty-six weeks ended July 4, 1999 compared to $6.0 million for the comparable period of 1998. The increase in general administrative and development expenses was due primarily to the increases in corporate employees and expansion of the marketing department. General, administrative and development expenses as a percentage of revenues remained at a constant 6.1% for the twenty-six weeks ended July 4, 1999 and the same period in 1998.

INTEREST INCOME

Interest income of $.1.7 million and $3.9 million for the twenty-six weeks ended July 4, 1999 and the comparable period of 1998, respectively, was generated primarily by investing the proceeds from the Company's two follow-on public offerings completed in January and September 1996. The decrease in interest income is primarily due to $65.7 million, net of landlord contributions, of property, equipment and leasehold improvement purchases to develop new Units since the twenty-seven weeks ended July 5, 1998.

INCOME TAXES

The provision for income taxes in the 1999 and 1998 periods are both based upon the Company's estimated effective tax rate, including tax exempt interest income. The effective tax rate for the twenty-six weeks ended July 4, 1999 was increased to 34.6% from 34% for the same period of 1998. The increase reflects an effective rate increase for the second quarter of 1999 to 35% compared to 34% in the first quarter of 1999 and the first two quarters of 1998. The increase reflects the reduction of tax exempt interest in relation to taxable operating income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital needs arise from the development and opening of new Units. In January 1996, the Company issued an aggregate of 6,210,000 shares of Common Stock pursuant to a secondary public offering at $12.67 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses, were approximately $73.6 million. In May 1996, the Company received approximately $1.0 million in net proceeds from the exercise of warrants at $3.20 per share issued to underwriters of the Company's initial public offering. In September 1996, the Company issued an aggregate of 4,837,500 shares of Common Stock pursuant to an additional public offering at $21.00 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses, were approximately $96.0 million.

The following table represents a summary of the Company's key liquidity measurements for the twenty-six-weeks ended July 4, 1999 and the twenty-seven weeks ended July 5, 1998:

(Dollar Amounts in Millions)                                                       Period Ended
                                                                                   ------------
                                                                   July  4, 1999                  July 5, 1998
                                                                  --------------                  ------------
Cash and marketable securities on hand, end of period              $ 44.0                             $ 81.0
Net working capital, end of period                                 $ 36.5                             $ 65.6
Current ratio, end of period                                      3.1 to 1                           5.0 to 1
Long-term debt, end of period                                      $  ---                             $  ---
Cash provided by operations                                        $ 18.5                             $14.6
Capital expenditure                                                $ 23.5                             $29.2

The Company generated cash flow from operating activities of $18.5 million for the twenty-six weeks ended July 4, 1999 compared to $14.6 million for the twenty-seven weeks ended July 5, 1998. The Company believes that it will continue to generate cash from operating activities and earn interest income, both of which will be utilized for future development, share repurchases and working capital purposes.

During the twenty-six weeks ended July 4, 1999, the Company generated approximately $1.0 million from the sale of put options compared to approximately $1.3 million for the comparable twenty-seven week period in 1998. At July 5, 1999, put options which may require the purchase of approximately 2.2 million shares of the Company's Common Stock, were outstanding at exercise prices ranging from $5.00 to $8.94 per share, with a weighted average exercise price of $5.65. The sale of the put options was executed as a part of a stock repurchase program announced in January 1997 and amended in January 1998 and January 1999, pursuant to which up to 1.5 million shares, 3.0 million shares and
2.0 million shares, respectively, of the Company's Common Stock may be repurchased over a one year period.

For the twenty-six weeks ended July 4, 1999, 490,300 shares of Common Stock were repurchased through put option assignments and open market purchases at a cost of $2.9 million compared with 909,000 shares repurchased through put option assignment and open market purchases in the same period of 1998 at a cost of $11.6 million.

The average investment to open the Company's twenty-one Mall Units was $5.7 million, net of landlord concessions that averaged $1.6 million. Additionally, the Company averaged approximately $800,000 in preopening expenses and purchased an average of $300,000 of inventory in connection with the openings. Total expenditures to develop the Company's four Icon Units averaged $12.3 million per Unit, net of landlord concessions, which averaged $0.9 million. Preopening for these Units averaged approximately $1.1 million and the initial average inventory purchased was approximately $360,000.

The Company expects future domestic Mall Units to cost between $4.5 million and $6.5 million to develop, net of anticipated landlord contributions. In addition, the Company expects that it will incur approximately $675,000 in preopening costs and purchase approximately $300,000 of inventory in connection with the opening of these Units. The Company also expects to open selected, larger Icon Units, such as its planned Units at Fisherman's Wharf in San Francisco, California and at Disney's California Adventure, in Anaheim California, which may cost significantly more. In connection with the construction of existing Units, the Company has received landlord concessions, which reduced the cost of building these Units. There can be no assurance, however, that landlord concession will be available in the future.

The Company contemplates that the development and opening of each of its Units in 1999 through 2000 will be financed with existing cash on hand and cash flow from operations. The Company may require additional equity or debt financing for expansion beyond 2000.

It is not anticipated that the Company's business will require substantial working capital to meet its operating requirements. Virtually all of the Company's revenues are collected in cash or pursuant to credit card processing. Food and beverage inventories and merchandise inventories are expected to increase in relation to Unit expansion but will be partially offset by increases in trade payables.

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

As a result of the substantial revenues associated with each new Unit, the timing of new Unit openings may result in significant fluctuations in quarterly results. Units at entertainment centers or Disney theme parks may show fluctuations in accordance with any overall seasonality at these locations.

The primary inflationary factors affecting the Company's operations include food, beverage and labor costs. Management does not anticipate any significant labor cost increases as a result of the minimum wage increases enacted in 1997 and 1998. Units in higher cost labor markets such as California, New York and Nevada may experience lower operating margins than Units located in lower cost labor markets. In addition, some of the Company's leases require the Company to pay costs that are subject to inflationary increases, such as base rent, taxes, maintenance, repairs and utilities. The Company believes low inflation rates have contributed to relatively stable costs. There is no assurance, however, that low inflation rates will continue.

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

AWARENESS AND ASSESSMENT

The Company's Year 2000 assessment focused on the following: (1) the Company's internal business information and accounting systems, including (a) the Company's point of sale systems, (b) financial and accounting software and (c) computer hardware; and (2) the Company's vendors and suppliers of food, beverage and retail products and other third party product and service providers. To implement its assessment, the Company established an internal review team to monitor and facilitate efficient Year 2000 Compliance.

With respect to the Company's internal business information, including the Company's point of sale systems and accounting systems, the Company has reviewed its financial reporting systems, IT based and otherwise, to ensure that they are Year 2000 compliant. The Company's software vendors have made assurances that their software is either Year 2000 compliant, or updates have been received for non-compliant systems to ensure that such software will be Year 2000 compliant. Presently, all internal Year 2000 compliance initiatives are on schedule. The installation of a compliant finance and human resources application suite was completed and in production at July 4, 1999. The remaining Unit software applications and associated hardware Year 2000 upgrades are expected be completed by September 30, 1999.

COMMUNICATIONS WITH SUPPLIERS AND VENDORS

The Company had requested and has received written responses from its major product and service suppliers. The information received indicates no risk to the normal continuation of business due to disclosed Year 2000 non-compliance or progress toward resolution of identified Year 2000 issues. For those vendors that have not responded, all of the Company's efforts in this regard will not necessarily guarantee that events and circumstances outside the Company's direct influence and control will not adversely impact on its operations.

EXPECTED COSTS TO ADDRESS THE YEAR 2000 ISSUE

Based on the Company's current assessment, the costs of addressing potential Year 2000 issues are not expected to be material or have a material adverse impact on the Company's results of operations, liquidity and financial position. The Company estimates that additional assessment, remediation, testing and implementation costs are expected to be less than $50,000 and will be funded by cash flows from operations. However, the estimated costs relating to the resolution of the Company's Year 2000 compliance issues are based on management's best estimates. While the Company currently believes that the year 2000 issues outlined above should not have a material impact on its financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted. Consequently, there can be no assurance that the forward-looking statements will be achieved.

CONTINGENCY PLAN

The Company is in the initial stages of developing an operational contingency plan to address any unavoidable Year 2000 issues. Although the Company expects to have the plan substantially completed by the start of the fourth quarter of fiscal 1999, modifications to the plan will likely continue through the remainder of fiscal 1999 and into fiscal 2000.


FORWARD-LOOKING DISCLOSURE

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. Certain information included in this report and other materials filed by the Company with Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, including statements relating to plans for future expansion and other business development activities, other capital spending, financial sources, and the effects of competition in addition to expenses related to any Company litigation, and the Company's Year 2000 compliance. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties are indicated in the Company's Form 10-K for fiscal 1998 and include, but are not limited to, those relating to development and construction activities, including delays in opening new Units, acceptance of the Rainforest Cafe concept and the future Unit performance, the quality of the Company's restaurant and retail operations, dependence on discretionary consumer spending, the Company's failure to defend its intellectual property rights, dependence on existing management, general economic conditions, changes in federal or state laws or regulations and unanticipated results of litigation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

SHAREHOLDER CLASS ACTION LITIGATION

The Company and certain executive officers of the Company are named as defendants in a purported class action complaint, Emanuel Massing vs. Lyle Berman et al., alleging violations by the Company and such executive officers of certain Federal securities laws. The complaint was filed on May 3, 1999 in the United State District Court for the district of Minnesota. This action is a follow-up action to the previous shareholder action, In Re: Rainforest Cafe, Inc. Securities Litigation, which was dismissed without prejudice on December 21, 1998. Like its predecessor case, the new complaint alleges that the defendants violated Federal securities laws by making misrepresentations and omissions regarding the Company's performance and future prospects during the class period while individually selling the Company's Common Stock. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period between October 20, 1997 and January 6, 1998. The Company believes the action is without merit and intends to defend this claim vigorously.


Item 4.  Submission of Matters to a Vote of Security Holders

         A.       The Annual Meeting of Shareholders was held on May 17, 1999.

         B.       Matters voted upon:

                  (1)      Directors elected at meeting:

                                                     AFFIRMATIVE                NEGATIVE
                                                         VOTES                    VOTES          ABSTENTIONS
                                                     -----------                ---------        -----------
                  Lyle Berman                        18,524,619                 557,950           5,466,635
                  Kenneth W. Brimmer                 18,539,338                 543,231           5,466,635
                  David L. Rogers                    18,563,474                 519,095           5,466,635
                  Steven W. Schussler                18,558,876                 523,693           5,466,635
                  Ercu Ucan                          18,540,838                 541,731           5,466,635
                  Joel N. Waller                     18,562,574                 519,995           5,466,635


         Item 6. Exhibits and Reports on Form 8-K

         A.       Exhibits:

                  27.1     Financial Data Schedule

         B.       Reports on Form 8-K:

                   The Company did not file any reports on Form 8-K during the quarter ended July 4, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RAINFOREST CAFE, INC.


Date:     August 16, 1999                          /s/ Kenneth Brimmer
                                      -----------------------------------------
                                                       Kenneth Brimmer
                                                         President


Date:     August 16, 1999                          /s/ Mark S. Robinow
                                       ----------------------------------------
                                                       Mark S. Robinow
                                             Chief Financial Officer (Principal
                                                     Financial Officer)