Form 10-Q
period 1999-10-03
RAINFOREST CAFE INC
filed 1999-11-17
CIK 924919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999

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


                                YES    X     NO
                                   ----------   ----------

Number of shares of Common Stock, $.01 par value per share outstanding as of November 16, 1999:
                                   23,902,104

                              RAINFOREST CAFE, INC.

                                      INDEX

                                                                                                                Page number
PART I.           FINANCIAL INFORMATION

                  Item 1.  Consolidated Financial Statements

                           Consolidated Balance Sheets as of
                           October 3, 1999 and January 3, 1999.......................................................2

                           Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 3, 1999 and thirteen and
                           forty weeks ended October 4, 1998.........................................................3

                           Consolidated Statements of Cash Flows for the thirteen and thirty-nine weeks ended October 3, 1999 and thirteen and
                           forty weeks ended October 4, 1998.........................................................4

                           Condensed Notes to Consolidated Financial Statements......................................5

                  Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.....................................................6

PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings.........................................................................18

                  Item 6.  Exhibits and Reports on Form 8-K..........................................................18

                  Signature Page.....................................................................................19


                               RAINFOREST CAFE, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   October 3,                  January 3,
(In Thousands)                                                                        1999                        1999
                                      ASSETS                                       ----------                  ----------
Current Assets:
   Cash and cash equivalents                                                        $ 11,717                    $ 16,863
   Short-term investments                                                              4,051                      13,567
   Accounts receivable                                                                11,839                      15,679
   Inventories                                                                        10,668                      11,191
   Deferred income taxes                                                               3,766                       3,766
   Prepaid expenses and other                                                          3,585                       3,563
                                                                                    --------                    --------
        Total current assets                                                          45,626                      64,629

Long-Term Investments                                                                 24,626                      15,915

Furniture, Equipment and Leasehold Improvements, net                                 189,974                     168,982

Other Assets                                                                           5,190                       6,001
                                                                                    --------                    --------
Total Assets                                                                        $265,416                    $255,527
                                                                                    ========                    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                  $ 2,392                    $  6,897
   Accrued liabilities-
     Payroll and payroll taxes                                                         3,766                       2,831
     Other                                                                             6,597                       5,165
     Income tax payable                                                                4,937                           -
                                                                                    --------                    --------
        Total current liabilities                                                     17,692                      14,893

Deferred Occupancy Costs                                                              24,556                      23,498
Deferred Income Tax                                                                    4,074                       4,074
                                                                                    --------                    --------
        Total liabilities                                                             46,322                      42,465

Commitments and Contingencies

Shareholders' Equity:
   Common stock, no par value, 50,000 shares authorized;
   24,099 and 24,651 issued and outstanding                                          183,561                     186,764
   Retained earnings                                                                  37,601                      27,443
   Cumulative other comprehensive loss                                                (2,068)                     (1,145)
                                                                                    --------                    --------

        Total shareholders' equity                                                   219,094                     213,062
                                                                                    --------                    --------
Total Liabilities and Shareholders' Equity                                          $265,416                    $255,527
                                                                                    ========                    ========


The accompanying notes are an integral part of these consolidated financial statements.
                                         2

                          RAINFOREST CAFE, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)



                                                                  Thirteen          Thirteen       Thirty-nine         Forty
                                                                 Weeks Ended       Weeks Ended     Weeks Ended       Weeks Ended
                                                                  October 3,        October 4,      October 3,        October 4,
(In Thousands, Except Per Share Data)                                1999              1998            1999              1998
Revenues:                                                        ----------       ----------       ----------       ----------
   Restaurant sales                                              $   58,070       $   43,150       $  157,688       $  118,934
   Retail sales                                                      13,225           12,265           39,127           34,356
   Licensing fees and royalties                                         910              596            2,687            1,211
                                                                 ----------       ----------       ----------       ----------
        Total revenues                                               72,205           56,011          199,502          154,501
                                                                 ----------       ----------       ----------       ----------
Costs and Expenses:
   Food and beverage costs                                           13,752           10,103           37,045           28,026
   Cost of retail goods sold                                          6,301            5,666           18,527           15,572
   Restaurant operating expenses                                     31,367           22,224           86,377           61,593
   Retail operating expenses                                          5,124            4,089           14,514           11,185
   Depreciation and amortization                                      4,963            3,177           13,804            8,827
   Preopening expenses                                                1,020            2,995            3,154            6,867
                                                                 ----------       ----------       ----------       ----------
        Total costs and expenses                                     62,527           48,254          173,421          132,070
                                                                 ----------       ----------       ----------       ----------
        Income from Unit Operations and Licensing                     9,678            7,757           26,081           22,431
                                                                 ----------       ----------       ----------       ----------
Other (Income) Expense:
   General, administrative and development expenses                   4,288            3,159           12,010            9,155
   Interest income                                                     (480)          (1,090)          (2,223)          (4,991)
   Equity in earnings of unconsolidated subsidiaries                    363               (5)             702              183
                                                                 ----------       ----------       ----------       ----------
        Total other (income) expense                                  4,171            2,064           10,489            4,347
                                                                 ----------       ----------       ----------       ----------
Income before Income Taxes and Cumulative Effect of
  Change in Accounting Principle                                      5,507            5,693           15,592           18,084

Provision for Income Taxes                                            1,927            1,936            5,416            6,148
                                                                 ----------       ----------       ----------       ----------
Income before Cumulative Effect of Change in
  Accounting Principle                                                3,580            3,757           10,176           11,936

Cumulative Effect of Change in Accounting Principle
  Related to Start-Up Costs (net of income taxes of $2,202)            --               --               --              3,916
                                                                 ----------       ----------       ----------       ----------
        Net Income                                               $    3,580       $    3,757       $   10,176       $    8,020
                                                                 ==========       ==========       ==========       ==========
BASIC EARNINGS PER SHARE

Basic Earnings Per Common Share before Change in
  Accounting Principle:                                          $     0.15       $     0.15       $     0.42       $     0.47

Cumulative Effect of Change in Accounting Principle:                   --               --               --               0.15
                                                                 ----------       ----------       ----------       ----------
Basic Earnings Per Common Share:                                 $     0.15       $     0.15       $     0.42       $     0.31
                                                                 ==========       ==========       ==========       ==========
Basic Weighted Average Shares Outstanding:                           24,171           25,288           24,405           25,581
                                                                 ==========       ==========       ==========       ==========
DILUTED EARNINGS PER SHARE

Diluted Earnings Per Common Share before Change
  in Accounting Principle:                                       $     0.15       $     0.15       $     0.41       $     0.46

Cumulative Effect of Change in Accounting Principle:                   --               --               --               0.15
                                                                 ----------       ----------       ----------       ----------

Diluted Earnings Per Common Share:                               $     0.15       $     0.15       $     0.41       $     0.31
                                                                 ==========       ==========       ==========       ==========
Diluted Weighted Average Shares Outstanding:                         24,512           25,684           24,757           25,918
                                                                 ==========       ==========       ==========       ==========




The accompanying notes are an integral part of these consolidated financial statements.

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                      Thirteen        Thirteen        Thirty-nine       Forty
                                                                    Weeks Ended      Weeks Ended      Weeks Ended     Weeks Ended
                                                                     October 3,       October 4,       October 3,     October 4,
(In Thousands)                                                          1999             1998            1999            1998
Operating Activities:                                               ----------       ---------        --------        --------
  Net income                                                          $  3,580        $  3,757        $ 10,176        $  8,020
  Adjustments to reconcile net income to net cash
  flows from operating activities-
      Depreciation and amortization                                      5,234           3,229          14,233           9,283
      Change in accounting principle                                        --              --              --           3,916
      Amortization of deferred occupancy costs and other                    49           8,326             528          18,225
      Change in operating assets and liabilities-                                           --
         Accounts receivable and other                                  (3,902)         (1,817)         (3,393)         (8,475)
         Inventories                                                      (378)         (3,175)            523          (5,377)
         Preopening expenses                                                --              --              --          (3,242)
         Prepaid expenses and other                                      1,195          (3,335)            (22)         (3,335)
         Accounts payable                                               (1,765)           (928)         (4,505)           (509)
         Accrued liabilities                                            (1,002)            454           2,367           2,620
         Income tax payable                                              3,323              --           4,937              --
                                                                      --------        --------        --------        --------
           Net cash provided by operating activities                     6,334           6,511          24,844          21,126
                                                                      --------        --------        --------        --------

Investing Activities:
   Proceeds from sales of short-term investments                         6,544          (7,600)         20,358         (31,212)
   Purchases of short-term investments                                    (960)         14,217         (11,086)         29,201
   Proceeds from sales of long-term investments                          3,121          14,252           7,231          33,572
   Purchases of long-term investments                                   (8,363)        (11,475)        (16,541)        (18,280)
   Purchases of furniture, equipment and leasehold
      improvements, net of landlord reimbursements                     (11,242)        (22,235)        (34,695)        (51,429)
   Purchases of other assets                                               454          (1,135)            811          (3,389)
                                                                      --------        --------        --------        --------
           Net cash used in investing activities                       (10,446)        (13,976)        (33,922)        (41,537)
                                                                      --------        --------        --------        --------
Financing Activities:
  Proceeds from the sale of common stock and put options, net              199             783           1,237           2,717
  Repurchase of common stock                                            (1,494)         (9,252)         (4,430)        (20,879)
  Tenant allowances collected                                            2,885             500           7,233             612
                                                                      --------        --------        --------        --------
           Net cash provided by (used in) financing activities           1,590          (7,969)          4,040         (17,550)
                                                                      --------        --------        --------        --------

   Effect of exchange rate changes on cash and cash equivalents           (108)            (69)           (108)            (69)

Increase (Decrease) in Cash and Cash Equivalents                        (2,630)        (15,503)         (5,146)        (38,030)
Cash and Cash Equivalents, beginning of period                          14,347          31,094          16,863          53,621
                                                                      --------        --------        --------        --------
Cash and Cash Equivalents, end of period                              $ 11,717        $ 15,591        $ 11,717        $ 15,591
                                                                      ========        ========        ========        ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Interest                                                          $     --        $     --        $     --        $     --
    Income taxes                                                           308             888           2,411           1,836


The accompanying notes are an integral part of these consolidated financial statements.

                              RAINFOREST CAFE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 1999
                                   (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include all accounts of Rainforest Cafe, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10k for the fiscal year ended January 3, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000.

The preparation of the financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

(2) NET INCOME PER SHARE

Statement of Financial Accounting Standard (SFAS) No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the Company, diluted EPS includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. EPS amounts for all periods presented reflect the provisions of SFAS No. 128.

(3) PREOPENING COSTS

During fiscal 1998, the Company elected the early adoption of AICPA Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. Preopening costs for periods presented herein reflect costs that were expensed as incurred. In addition, the consolidated statement of operations for the forty weeks ended October 4, 1999 has been restated to reflect, as a one time charge, the cumulative effect of this change in accounting principle, net of income tax benefit.

(4) RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation and to improve comparability with other restaurant entities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, founded in February 1994, owns, operates, and licenses themed restaurant/retail facilities (each a "Unit") under the name "Rainforest Cafe (R)
- - A Wild Place to Shop and Eat(R)." As of November 16, 1999, the Company owned and operated 27 Units in the United States and licensed ten Units outside of the United States. Rainforest Cafe Units range in size from the Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota, which is approximately 15,000 square feet, to the 34,000 square foot Unit located at Disney's Animal Kingdom at Walt Disney World(R) in Orlando, Florida.

The Company's revenue consists primarily of sales from its restaurant and retail operations that are combined within each of the Company's Units. Comparable Unit sales include the sales of units open for the full period of each period being compared. New Units enter the comparable sales base at the beginning of the nineteenth month of operation. As of November 16, 1999, the Company has opened two additional domestic Units during the fourth quarter of 1999. No additional Units are planned for the remainder of 1999. Because the Company anticipates continued expansion, period to period comparisons may not be meaningful.

In addition to operations in the United States, the Company has pursued international growth opportunities through licensing arrangements. The Company has entered into seven exclusive license agreements to develop up to 28 Units, of which ten are currently open, over the next ten years in the United Kingdom and Ireland, Mexico, Canada, France, and certain cities and countries in Asia and South America. The Company intends to enter into additional license agreements in the future.

These agreements have per Unit development fees of at least $100,000 and royalties ranging from 3% to 10% of Unit sales. All agreements, with the exception of the agreement relating to the United Kingdom and Ireland, have area licensing fees that are proportionate to market size and economic potential. Certain agreements, such as the agreement relating to the United Kingdom and Ireland, allow the Company to become an equity participant of 20%-50% of each Unit developed. The agreement for Canadian development is a 50/50 joint venture with the Elephant and Castle Group located in Vancouver, Canada. In addition, during the third quarter of 1999, the Company purchased a beneficial ownership of a 75% equity interest in Yorkdale Rainforest Restaurant, Inc. (a Canadian federal corporation) which owns 100% of the Unit in the Yorkdale Shopping Centre located in North York, Ontario, Canada. Elephant and Castle is the beneficial owner of the 25% minority interest in Yorkdale Rainforest Restaurant, Inc.. The results of this entity are consolidated with the Company's other wholly-owned and majority owned subsidiaries. The Agreement with Jungle Investments Limited
(JIL) to develop Hong Kong , Macau, Taiwan and Shanghai allowed the Company to purchase 20% equity in JIL as well as 20% equity in the

Unit opened in Hong Kong. The Company believes no additional licensed Units will be opened during fourth quarter of 1999.

Components of operating expenses include operating payroll and fringe benefits costs, occupancy costs, maintenance costs related to the bird habitat and aquariums, and advertising and promotion costs. Historically when a new Unit opens, it incurs higher than normal levels of labor and food costs as Unit personnel complete training. Management believes, however, that as new staff gain experience, hourly labor schedules over the ensuing 30-60 day period will gradually adjust because of operating efficiencies and will then be similar to those of established Units. Each of the Company's current leases includes both fixed rent and percentage rent provisions.

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

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:



                                                          Thirteen          Thirteen              Thirty-nine       Forty
                                                            Weeks             Weeks                  Weeks          Weeks
                                                            Ended             Ended                  Ended          Ended
                                                       October 3, 1999   October 4, 1998       October 3, 1999  October 4, 1998
                                                       ---------------   ---------------       ---------------  ---------------
Revenues:
   Restaurant sales                                          80.4%             77.0%                  79.0%          77.0%
   Retail sales                                              18.3              21.9                   19.6           22.2
   Licensing fees and royalties                               1.3               1.1                    1.3             .8
                                                          -------        ----------               --------         ------
      Total revenues                                        100.0             100.0                  100.0          100.0
                                                          =======        ==========               ========         ======


Costs and Expenses:
   Food and beverage costs (1)                               23.7              23.4                   23.5           23.6
   Cost of retail goods sold (2)                             47.6              46.2                   47.4           45.3
   Restaurant operating expenses (1)                         54.0              51.5                   54.8           51.8
   Retail operating expenses (2)                             38.7              33.3                   37.1           32.6
   Depreciation and amortization (3)                          7.0               5.7                    7.0            5.8
   Preopening expenses (3)                                    1.4               5.4                    1.6            4.5
      Total costs and expenses                               86.6              86.2                   86.9           85.5

      Income from Unit Operations and Licensing              13.4              13.8                   13.1           14.5
                                                          -------        ----------               --------         ------


Other (Income) Expense:
   General, administrative and development                    5.9               5.6                    6.0            5.9
   Interest Income                                            (.7)             (1.9)                  (1.1)          (3.2)
   Equity in earnings of unconsolidated subsidiaries           .5                .0                     .4             .1
                                                          -------        ----------               --------         ------

      Total other (income) expense                            5.8               3.7                    5.3            2.8
                                                          -------        ----------               --------         ------


Income before Income Taxes and Cumulative Effect
   of Change in Accounting Principle                          7.6              10.2                    7.8           11.7

Provision for income taxes                                    2.6               3.5                    2.7            4.0
                                                          -------        ----------               --------         ------

Income before Cumulative Effect of Change in
   Accounting Principle                                       5.0               6.7                    5.1            7.7

Cumulative Effect of Change in Accounting
   Principle                                                   --                --                     --            2.5
                                                          -------        ----------               --------         ------

Net Income                                                    5.0%              6.7%                   5.1%           5.2%
                                                          =======        ==========               ========         ======



(1) Percentage of restaurant sales
(2) Percentage of retail sales
(3) Percentage of unit sales

Results of operations for the quarter ended October 3, 1999, reflect the operations of twenty-one mall Units and four freestanding Units open during the quarter. No Units were opened during the quarter ended October 3, 1999.


THIRTEEN WEEKS ENDED OCTOBER 3, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 4, 1998.

REVENUES

Total revenues increased 29% to $72.2 million for the thirteen-week period ended October 3, 1999 from $56.0 million for the thirteen weeks ended October 4, 1998. The increase in revenues is primarily due to the addition of seven domestic Rainforest Cafe Units, which contributed $16.5 million for the third quarter of 1999. The increase in revenues was partially offset by a decrease in sales of the comparable store sales base consisting of twelve Units open more than 18 months. These Units experienced a decrease in sales of $3.0 million, or 7.4%, for the third quarter of 1999 compared to the third quarter of 1998. The Company's experience to date indicates that a Unit's revenues may decrease on a comparable basis after the first year of operations, although this has not been the case for all of the Company's Units. Management believes that such decreases result from the fact that the Company's new Units typically open at or near full capacity. Local market conditions and competition may also impact Unit sales.

Restaurant sales as a percentage of total revenue increased from 77.0% for the third quarter of 1998 to 80.4% for the comparable period in 1999. The increase in the percentage of restaurant sales in the third quarter of 1999 is primarily due to the comparable retail sales for the quarter declining 11.7%, while restaurant comparable third quarter sales declined 6.2%.

Retail sales decreased as a percentage of total revenues from 21.9% for the third quarter in 1998 to 18.3% for the comparable period in 1999. The decrease in the percentage of retail sales in the third quarter is primarily due to a 57% decrease in the sale of Beanie Babies. Beanie Babies as a percentage of retail sales was 7.3% for the third quarter of 1999 compared to 18.3% for the comparable period in 1998. The decrease in Beanie Babies sales was primarily due to fewer shipments from the manufacturer in the third quarter of 1999 compared to 1998 and the announcement from the manufacturer that this product line will be discontinued at the end of 1999. Comparable retail sales, excluding Beanie Babies, for those Units open more than 18 months increased 2.9% for the thirteen weeks ended October 3, 1999 compared to the same period in 1998.

Licensing fees and royalties increased $.3 million, or 53%, for the thirteen weeks ended October 3, 1999 compared to the comparable period in 1998. Licensing fees and royalties increased as a percentage of revenue to 1.3% for the thirteen weeks ended October 3, 1999 compared to 1.1% for the same period in 1998. The increase was due to ten International Units being open during the current quarter compared to only four International Units in the prior year period. However, the royalties received from the International Unit located in North York, Ontario, Canada are not included in licensing fees and royalties as this Unit is 75% owned by the Company and as such the intercompany royalty payment amount is eliminated upon consolidation.

COST OF FOOD, BEVERAGE AND RETAIL MERCHANDISE

Food and beverage costs increased 36% to $13.8 million for the third quarter of 1999 compared to $10.1 million for the comparable period of 1998. The increase in food and beverage costs was primarily due to Unit expansion. Food and beverage costs increased as a percentage of restaurant sales from 23.4% in the third quarter of 1998 to 23.7% for the comparable period in 1999. This slight increase was primarily due increased sales promotions and discount offers.

Cost of retail goods sold increased 11% to $6.3 million for the third quarter of 1999 compared to $5.7 million for the third quarter of 1998. The increase in cost of retail goods sold was primarily due to Unit expansion. Cost of retail goods sold increased as a percentage of retail sales from 46.2% in the third quarter of 1998 to 47.6% for the comparable period in 1999. The increase in cost of retail goods sold as a percentage of retail sales was primarily due to an increase in retail promotional discounts for the third quarter of 1999 compared to the comparable period in 1998.

UNIT OPERATING EXPENSES

Restaurant and retail operating expenses increased 41% and 25%, respectively, from the third quarter of 1998 to the comparable period in 1999. The increase in restaurant and retail operating expenses was primarily due to Unit expansion.

Restaurant operating expenses increased as a percentage of restaurant sales from 51.5% in the third quarter of 1998 to 54.0% in the third quarter of 1999. The increase in restaurant operating expenses as a percentage of restaurant sales is primarily due to increased expenditures on sales and marketing and increased occupancy expenses. As a percentage of restaurant revenues, restaurant occupancy expense increased to 13.3% for the thirteen weeks ended October 3, 1999 versus 12.2% for the same period in 1998. The increase was primarily due to a decrease in comparable Unit sales, while base rent for many Units remained fairly constant.

Retail operating expenses as a percentage of retail sales increased from 33.3% in the third quarter of 1998 to 38.7% in the third quarter of 1999. The increase in retail operating expenses in the third quarter of 1999 as a percentage of retail sales is primarily due to retail operating expenses increasing 25% for the third quarter of 1999 versus the same period in 1998 while retail sales increased only 8% for those same periods. As a percentage of retail sales, retail occupancy costs increased to 13.7% for the thirteen weeks ended October 3, 1999 versus 12.3% for the comparable quarter.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 56% to $5.0 million in the third quarter of 1999 compared to $3.2 million for the comparable period in 1998. The increase in depreciation and amortization was primarily due to Unit expansion. Depreciation and amortization as a percentage of restaurant and retail sales increased to 7.0% for the third quarter of 1999 from 5.7% for the same period in 1998. The increase in these expenses as a percentage of sales is due to a decrease in comparable Unit sales for the 13 weeks ended October 3, 1999 compared to the same period in 1998 while depreciation and amortization remained constant.

PREOPENING EXPENSES

Preopening expenses decreased 66% from $3.0 million in the third quarter of 1998 to $1.0 million in the same period of 1999. Preopening expenses decreased as a percentage of restaurant and retail sales from 5.4% for the third quarter of 1998 to 1.4% for the third quarter of 1999. The decrease in preopening expenses as a percentage of sales for the third quarter is primarily due to no Units being opened during the third quarter of 1999 and only two Units planned for the fourth quarter of 1999 compared to three Units being opened in both the third and fourth quarter of 1998. Also, the average preopening costs incurred to date for the four malls Units that opened in 1999 averaged approximately $685,000 compared to approximately $800,000 for the mall Units opened during 1998.

GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

General, administrative and development expenses increased 35% to $4.3 million for the third quarter of 1999 compared to $3.2 million for the comparable period of 1998. The increase in general administrative and development expenses was due primarily to increases in the number of corporate employees and expansion of marketing and promotional efforts. General, administrative and development expenses as a percentage of revenues increased to 5.9% in the third quarter of 1999 from 5.6% for the same period in 1998.

INTEREST INCOME

Interest income of $.5 million and $1.1 million for the third of 1999 and 1998, respectively, was generated primarily by investing the proceeds from the Company's two follow-on public offerings completed in January and September 1996. The decrease in interest income is primarily due to investing $71.5 million, net of landlord contributions, of property, equipment and leasehold improvement purchases to develop new Units since the third quarter of 1998.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

For the thirteen weeks ended October 3, 1999 the Company recognized losses of $.4 million for equity in earnings of unconsolidated subsidiaries compared to approximately no equity earnings for the comparable period in 1998. The loss was primarily due to the closing of a subsidiary that was formed to import retail apparel.

INCOME TAXES

The provision for income taxes in both 1999 and 1998 periods is based upon the Company's estimated effective tax rate, including tax-exempt interest income. The effective tax rate for third quarter 1999 was increased to 35% from 34% for the same quarter of 1998, reflecting the reduction of tax exempt interest in relation to taxable operating income. The effective tax rate reflects the large sales volume and presence in lower tax states such as Florida and Nevada.

THIRTY-NINE WEEKS ENDED OCTOBER 3, 1999 COMPARED TO THE FORTY WEEKS ENDED OCTOBER 4, 1998.

REVENUES

Total revenues increased 29% to $199.5 million for the thirty-nine week period ended October 3, 1999 from $154.5 million for the forty weeks ended October 4, 1998. The increase in revenues is primarily due to the addition of seven domestic Rainforest Cafe Units, which contributed $38.4 million for the three quarters ended October 3, 1999. The increase in revenues was partially offset by a decrease in sales of the comparable store sales base consisting of twelve Units open more than 18 months. These Units experienced a decrease in sales of $16.7 million, or 10.0%, for the thirty-nine weeks ended October 3, 1999 compared to the comparable period of 1998. Also, the comparable period in 1998 included an extra week in which sales were $2.8 million.

Restaurant sales as a percentage of total revenue increased from 77.0% for the forty weeks ended October 4, 1998 to 79.0% for the comparable period in 1999. The increase in the percentage of restaurant sales in the first thirty-nine weeks in 1999 is primarily due to the comparable retail sales declining 12.8%, while restaurant comparable thirty-nine week sales declined 9.2%.

Retail sales decreased as a percentage of total revenues from 22.2% for the forty weeks ended October 4, 1998 to 19.6% for the comparable period in 1999. The decrease in the percentage of retail sales in the third quarter is primarily due to the large decrease in the sale of Beanie Babies during the second and third quarters of 1999. This decrease in Beanie Baby sales was primarily due to fewer shipments from the manufacturer during the second and third quarter of 1999 as well as the manufacturer announcing that it plans to discontinue this product line at the end of 1999. Comparable retail sales, excluding Beanie Babies, for those Units open more than 18 months decreased 6.5% for the thirty-nine weeks ended October 3, 1999 compared to the same period in 1998.

Licensing fees and royalties increased $1.5 million, or 122%, for the thirty-nine weeks ended October 3, 1999 compared to the comparable period in 1998. Licensing fees and royalties increased as a percentage of revenue to 1.3% for the thirty-nine weeks ended October 3, 1999 compared to .8% for the same period in 1998. The increase was due to ten international Units being open at October 3, 1999 compared to only four Units as of October 4, 1998.

COST OF FOOD, BEVERAGE AND RETAIL MERCHANDISE

Food and beverage costs increased 32% to $37.0 million for the thirty-nine weeks ended October 3, 1999 compared to $28.0 million for the comparable period of 1998. The increase in food and beverage costs was primarily due to Unit expansion. Food and beverage costs remained relatively stable as a percentage of restaurant sales for the thirty-nine weeks ended October 3, 1999 compared to the comparable period in 1998.

Cost of retail goods sold increased 19% to $18.5 million for the thirty-nine weeks ended October 3, 1999 compared to $15.6 million for the comparable period of 1998. The increase in cost of retail goods sold was primarily due to Unit expansion. Cost of retail goods sold increased as a percentage of retail sales from 45.3% in the forty week period ended October 4, 1998 to 47.4% for the comparable period in 1999. The increase in cost of retail goods sold as a percentage of retail sales was primarily due to an increase in retail promotional discounts for the thirty-nine weeks ended October 3, 1999 compared to the comparable period in 1998.

UNIT OPERATING EXPENSES

Restaurant and retail operating expenses increased 40% and 30%, respectively, from the forty weeks ended October 4, 1998 to the comparable period in 1999. The increase in restaurant and retail operating expenses was primarily due to Unit expansion.

Restaurant operating expenses increased as a percentage of restaurant sales from 51.8% in the forty weeks ended October 4, 1998 to 54.8% for the comparable period of 1999. The increase in restaurant operating expenses as a percentage of restaurant sales is primarily due to increased promotional and marketing expenses and decreased comparable Unit sales, which caused fixed restaurant operating expenses, including occupancy, to increase as a percentage of sales.

Retail operating expenses as a percentage of retail sales increased from 32.6% in the forty weeks ended October 4, 1998 to 37.1% for the thirty-nine weeks ended October 3, 1999. The increase in retail operating expenses as a percentage of retail sales is primarily due to decreased comparable Unit retail sales, which caused fixed retail operating expenses to increase as a percentage of sales.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 56% to $13.8 million in the thirty-nine weeks ended October 3, 1999 compared to $8.8 million for the comparable period in 1998. The increase in depreciation and amortization was primarily due to Unit expansion. Depreciation and amortization as a percentage of restaurant and retail sales increased to 7.0% for the thirty-nine weeks ended October 3, 1999 from 5.8% for the same period in 1998. The primary reason for the increase in these expenses for the thirty-nine weeks ended October 3, 1999 compared to the same period in 1998 as a percentage of sales is due to a decrease in comparable Unit sales while depreciation and amortization remained constant.

PREOPENING EXPENSES

Preopening expenses decreased 54% from $6.9 million in the forty weeks ended October 4, 1998 to $3.2 million in the same period of 1999. Preopening expenses decreased as a percentage of restaurant and retail sales from 4.5% for the forty weeks ended October 4, 1998 to 1.6% for the thirty-nine weeks ended October 3, 1999. The decrease in preopening expenses as a percentage of sales for the third quarter is primarily due to six Units being constructed in 1999 versus eight Units in 1998 as well as preopening expenses per Unit decreasing 15% for those Units opened in 1999 compared to those opened in 1998.

GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

General, administrative and development expenses increased 31% to $12.0 million for the thirty-nine weeks ended October 3, 1999 compared to $9.2 million for the comparable period of 1998. The increase in general administrative and development expenses was due primarily to the increases in corporate employees and expansion of the marketing department. General, administrative and development expenses remained fairly consistent with percentage of revenue at 6.0% and 5.9%, respectively, for the thirty-nine weeks ended October 3, 1999 and the forty weeks ended October 4, 1998.

INTEREST INCOME

Interest income of $2.2 million and $5.0 million for the thirty-nine weeks ended October 3, 1999 and the comparable period of 1998, respectively, was generated primarily by investing the proceeds from the Company's two follow-on public offerings completed in January and September 1996. The decrease in interest income is primarily due to investing $71.5 million, net of landlord contributions, of property, equipment and leasehold improvement purchases to develop new Units since the quarter ended October 4, 1998.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

For the thirty-nine weeks ended October 3, 1999, the Company recognized losses of $.7 million for equity in earnings of unconsolidated subsidiaries compared to losses of $.2 million for the comparable period in 1998. The loss was primarily due to the closing of a subsidiary that was formed to import retail apparel during third quarter of 1999 and the write-down of its inventory during second quarter of 1999.

INCOME TAXES

The provision for income taxes in the 1999 and 1998 periods are both based upon the Company's estimated effective tax rate, including tax-exempt interest income. The effective tax rate for the thirty-nine weeks ended October 3, 1999 was increased to 34.7% from 34% for the same period of 1998. The increase reflects an effective rate increase for the second and third quarter of 1999 to 35% compared to 34% in the first quarter of 1999 and the first three quarters of 1998. The increase reflects the reduction of tax exempt interest in relation to taxable operating income.

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

The following table represents a summary of the Company's key liquidity measurements for the thirty-nine-weeks ended October 3, 1999 and the forty weeks ended October 4, 1998:



(Dollar Amounts in Millions)                                               Period Ended
                                                                           ------------
                                                             October 3, 1999          October 4, 1998
                                                            ----------------         ---------------
Cash and marketable securities on hand, end of period            $ 40.4                    $ 59.2
Net working capital, end of period                               $ 27.9                    $ 51.7
Current ratio, end of period                                     2.6 to 1                  4.2 to 1
Long-term debt, end of period                                    $  ---                    $  ---
Cash provided by operations                                      $ 24.8                    $ 21.1
Capital expenditure                                              $ 34.7                    $ 51.4


The Company generated cash flow from operating activities of $24.8 million for the thirty-nine weeks ended October 3, 1999 compared to $21.1 million for the forty weeks ended October 4, 1998. The Company believes that it will continue to generate cash from operating activities and earn interest income, both of which will be utilized for future development, share repurchases and working capital purposes.

During the thirty-nine weeks ended October 3, 1999, the Company generated approximately $1.1 million from the sale of put options compared to approximately $1.8 million for the comparable forty week period in 1998. At July 5, 1999, put options which may require the purchase of approximately 2.1 million shares of the Company's Common Stock, were outstanding at exercise prices ranging from $5.00 to $7.00 per share, with a weighted average exercise price of $5.72. The sale of the put options was executed as a part of a stock repurchase program announced in January 1997 and amended in January 1998 and January 1999, pursuant to which up to 1.5 million shares, 3.0 million shares and 2.0 million shares, respectively, of the Company's Common Stock may be repurchased over a one year period.

For the thirty-nine weeks ended October 3, 1999, 640,300 shares of Common Stock were repurchased through put option assignments and open market purchases at a cost of $4.4 million compared with 1,653,000 shares repurchased through put option assignment and open market purchases in the same period of 1998 at a cost of $20.9 million.

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

The Company anticipates that the development and opening of each of its Units in 1999 through 2000 will be financed with existing cash on hand and cash flow from operations. The Company may require additional equity or debt financing for expansion beyond 2000.

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

INTERNAL BUSINESS INFORMATION AND ACCOUNTING SYSTEMS

With respect to the Company's internal business information, including the Company's point of sale systems and accounting systems, the Company has reviewed its financial reporting systems, IT based and otherwise, to ensure that they are Year 2000 compliant. The Company's software vendors have made assurances that their software is either Year 2000 compliant, or updates have been received and installed for non-compliant systems to ensure that such software will be Year 2000 compliant. Presently, all internal Year

2000 compliance initiatives are on schedule. The installation of a compliant finance and human resources application suite was completed and in production at October 3, 1999. All Unit software applications and associated hardware Year 2000 upgrades are completed.

COMMUNICATIONS WITH VENDORS, SUPPLIERS, AND VENDORS

The Company had requested and has received written responses from all of its major product and service suppliers. The information received indicates no risk to the normal continuation of business due to disclosed Year 2000 non-compliance or progress toward resolution of identified Year 2000 issues by December 31, 1999. For those vendors that have not responded, the Company does not believe that failure of such vendors to be Year 2000 compliant will have a material adverse impact on the Company's operations.

EXPECTED COSTS TO ADDRESS THE YEAR 2000 ISSUE

Based on the Company's current assessment, the costs of addressing potential Year 2000 issues are not expected to be material or have a material adverse impact on the Company's results of operations, liquidity and financial position. The Company estimates that the costs of becoming Year 2000 Compliant will be $120,000. However, the estimated costs relating to the resolution of the Company's Year 2000 compliance issues are based on management's best assumptions that the Company's review and remediation to become Year 2000 compliant will be successful. While the Company currently believes that the year 2000 issues outlined above should not have a material impact on its financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted. Consequently, there can be no assurance that the forward-looking statements will be achieved.

CONTINGENCY PLAN

The Company is in the final stages of developing an operational contingency plan to address any unavoidable Year 2000 issues. Although the Company expects to have the plan substantially completed during the fourth quarter of fiscal 1999, modifications to the plan will likely continue through the remainder of fiscal 1999 and into fiscal 2000.

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

Item 6. Exhibits and Reports on Form 8-K

         A.       Exhibits:

                  27.1     Financial Data Schedule

         B.       Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the quarter ended October 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RAINFOREST CAFE, INC.


Date: November 16, 1999                       /s/ Kenneth Brimmer
                                   ---------------------------------------
                                                 Kenneth Brimmer
                                                   President


Date: November 16, 1999                      /s/ Mark S. Robinow
                                   ---------------------------------------
                                                Mark S. Robinow
                                            Chief Financial Officer
                                         (Principal Financial Officer)