Form 10-K405
period 2000-01-02
RAINFOREST CAFE INC
filed 2000-03-02
CIK 924919

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                    FORM 10-K
                         ------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 2000
                                                         ---------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM                 TO
             -----------------  ------------------

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

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, NO PAR VALUE
                                                             --------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2000, 23,272,232 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on February 28, 2000, was $82,757,332. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

PART III - Portions of the Registrants definitive proxy statement in connection with the 2000 annual meeting of shareholders, if required, are incorporated by reference into items 10 through 13, inclusive.

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

RECENT DEVELOPMENTS

TERMINATION OF MERGER AGREEMENT WITH LAKES GAMING, INC.

    On December 22, 1999, Rainforest entered into an agreement and plan of merger with Lakes Gaming, Inc. and RFC Acquisition Co., a wholly-owned subsidiary of Lakes. Pursuant to the terms and subject to the conditions of the merger agreement, RFC Acquisition Co. was to be merged with and into Rainforest, with Rainforest continuing as the surviving corporation and a wholly-owned subsidiary of Lakes.

     On January 24, 2000, Rainforest and Lakes announced that they would not proceed with their proposed merger transaction and entered into a mutual termination agreement. The termination was mutually agreed upon, and no payments were made by either party. A $2 million termination fee from Rainforest continues to be payable to Lakes if Rainforest consummates a takeover proposal within six months.

MERGER AGREEMENT WITH LANDRY'S SEAFOOD RESTAURANTS, INC.

    On February 9, 2000, Landry's Seafood Restaurants, Inc. ("Landry's") and Rainforest announced that they had entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 9, 2000, by and among Rainforest, the Company and LSR Acquisition Corp., a wholly owned subsidiary of the Landry's ("Merger Sub"). Pursuant to the Merger Agreement, Rainforest will be merged with and into Merger Sub, with Merger Sub being the surviving corporation in the merger. Pursuant to the Merger Agreement, each share of Rainforest common stock will be converted, at the shareholder's election, into the right to receive $5.23 in cash or .5816 shares of Landry's common stock for each share of Rainforest common stock outstanding, subject to mandatory proration. As a result of the transaction, approximately 65% of the shares of Rainforest common stock will be converted into Landry's common stock and approximately 35% of the shares of Rainforest common stock will be converted into cash. Landry's will issue approximately 9,028,000 shares of its common stock and pay approximately $43,750,000 in cash for all of the outstanding shares of common stock of Rainforest. The merger transaction is subject to various conditions including, among others, approval of holders of Rainforest common stock and regulatory approvals and consents.

    It is intended that the merger transaction qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. In connection with the transactions contemplated by the Merger Agreement, Lyle Berman and Steven Schussler, shareholders of Rainforest holding approximately 6.6% and 4.1% of Rainforest's outstanding shares of common stock, respectively, have entered into agreements with Landry's to, among other things, vote their shares of common stock in favor of the transaction. Additionally, Lyle Berman (Chairman of the Board/Chief Executive Officer of Rainforest), Kenneth W. Brimmer (President of Rainforest), Steven Schussler (Senior Vice President-Development of Rainforest) and Ercument Ucan (Senior Vice President - Retail of Rainforest) have entered into employee termination, consulting and non-competition agreements with Landry's.

RAINFOREST AND ITS BOARD OF DIRECTORS ARE DEFENDANTS IN CERTAIN LAWSUITS CHALLENGING THE MERGER.

    Rainforest and its Board of Directors were named as defendants in two purported class action lawsuits, filed on December 23, 1999 and January 13, 2000, respectively, in Hennepin County District Court in Minneapolis. On February 26, 2000, these plaintiffs amended their original complaints, alleging a breach of the board's fiduciary duties in connection with their consideration of the merger agreement between Rainforest and Landry's. Additionally, the plaintiffs may seek to permanently enjoin the merger, and seek compensatory damages for the alleged wrongs. Rainforest denies these allegations in their entirety and intends to defend itself vigorously.

    Under Minnesota law, Rainforest is required, subject to certain exceptions and exclusions, to indemnify its current and former officers and directors in connection with lawsuits of this nature. Under the merger agreement, Landry's has also agreed to indemnify these individuals for a period of six years for these types of claims. Accordingly, prior to the merger, Rainforest will bear the cost of defending itself, its current and former directors and officers, and for any settlement or judgment in these lawsuits and, after the merger, Landry's will bear the cost of defending Rainforest and its current and former directors and officers, for any settlement or judgment of such matters.
Although these lawsuits are in their early stages, and Rainforest and, after the merger, Landry's plan to defend themselves vigorously, there can be no assurance that the costs of defense and any settlement or judgment will not have a material adverse effect on Rainforest or Landry's or their combined results of operations.


    See ITEM 3. - LEGAL PROCEEDINGS.


THE RAINFOREST CAFE CONCEPT AND STRATEGY

    The Company seeks to differentiate itself by providing high quality, freshly prepared food and proprietary retail merchandise in a themed environment. The key factors of the Company's market positioning and operating strategy are as follows:

    Distinctive Concept. The Company's rain forest theme is promoted by a simulated unique rain forest environment throughout the Unit. Each Rainforest Cafe features a visually and audibly exciting environment that usually includes a variety of live tropical birds, exotic saltwater fish in large custom-designed aquariums, animated robotic animals and sculpted banyan trees that create a canopy of foliage. The dynamic rain forest atmosphere is further enhanced by simulated thunder and lightning storms, tropical rain showers, waterfalls, mists that emanate from extensive rock formations and specially-developed aromatic scents. This entertaining rain forest environment makes each Rainforest Cafe "A Wild Place to Shop and Eat."

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

    High Quality Food. The Restaurant provides an attractive value to customers by offering a moderately-priced, full menu of high quality food and beverage items served in generous portions in a distinctive environment. The Restaurant features a wide variety of beverages, appetizers, pastas, sandwiches, salads, pizzas, burgers and full-platter entrees, presented in a visually appealing manner. Menu items are prepared on-site using high quality ingredients. Lunch and dinner entrees range in price from $8.99 to $21.99 and the average guest check was approximately $13.50 for the fiscal year ended January 2, 2000. Management believes that its high quality food contributes to a significant level of repeat business.

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

    Commitment to Attracting and Retaining Quality Employees. By providing extensive training and attractive compensation, the Company fosters a strong corporate culture and encourages a sense of personal commitment from its employees. The Company believes its compensation structure and positive corporate culture enable it to attract and retain quality employees. The Company believes that Unit management is important for the profitability of each Rainforest Cafe and accordingly, places particular emphasis on recruiting Unit-level Managing Directors that have significant restaurant and management experience. The Company anticipates that, prior to opening a Unit, a Managing Director will have been trained at one or more Rainforest Cafes for four to six months. All full-time corporate employees and certain members of Unit management are eligible to participate in the Company's Stock Option Plans and all full-time employees are eligible to participate in the Company's 1997 Employee Stock Purchase Plan.


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

    The Company's twenty-one domestic Units that were open the entire fiscal year ended January 2, 2000, generated average revenues of $11.3 million during 1999. The Company's twenty-three Mall Units open at the end of 1999, were developed at an average cost of $5.8 million, net of landlord contributions. Additionally, the Company incurred average pre-opening costs of approximately $760,000 and purchased an average of $240,000 of inventory in connection with each opening. Management anticipates that the majority of its future domestic Units will be in urban entertainment areas and that average development cost, pre-opening cost and inventory costs will be higher than historical averages as most these Units will be Icon Units and cost more than typical Mall Units. The Company currently has four Icon Units which were developed at an average cost of $12.3 million, net of landlord contributions. The Company incurred an average of $1.1 million pre-opening expenses and purchased an average of $400,000 inventory in connection with the opening of these Icon Units. The Company expects development costs for additional Icon Units to range from $12 million to $19 million, net of landlord contributions. In addition, the Company anticipates pre-opening costs for each Icon Unit of $1.0 million to $1.5 million and expects to purchase approximately $400,000 of inventory in connection with each opening.

    Management believes that the Company's demonstrated ability to generate high sales volumes and customer traffic at its existing Units enables it to obtain attractive sites and negotiate favorable lease terms, including landlord contributions.

CURRENT UNIT LOCATIONS

    The following table sets forth certain information about the Company's existing Units and international Units developed by licensees of the Company:

                                                                       APPROXIMATE    RESTAURANT
                      UNIT                          LOCATION         SQUARE FOOTAGE      SEATS       DATE OPENED
         ------------------------------     ------------------------ --------------- -----------   -------------
         Domestic
         Mall of America.................   Bloomington, MN               14,900           330     October 1994
         Woodfield Mall..................   Schaumburg, IL                23,000           590     October 1995
         Gurnee Mills....................   Gurnee, IL                    20,000           300     June 1996
         Downtown Disney Marketplace(1)..   Orlando, FL                   30,000           490     July 1996
         Tysons Corner Center I..........   McLean, VA                    19,500           360     October 1996
         Sawgrass Mills..................   Ft. Lauderdale, FL            20,000           340     November 1996
         South Coast Plaza...............   Costa Mesa, CA                17,000           300     June 1997
         The Source......................   Westbury,  Long Island,       22,000           390     September 1997
                                            NY
         Downtown Chicago(1).............   Chicago, IL                   23,000           345     October 1997
         Grapevine Mills.................   Dallas, TX                    20,000           370     October 1997
         Arizona Mills...................   Phoenix, AZ                   20,000           350     November 1997
         Aventura Mall...................   Miami, FL                     21,500           440     December 1997
         MGM Grand Hotel & Casino(1).....   Las Vegas, NV                 20,000           465     December 1997
         Palisades Center................   West Nyack, NY                22,500           415     March 1998
         Disney's Animal Kingdom(1)......   Orlando, FL                   34,000           570     March 1998
         Ontario Mills...................   Ontario, CA                   20,000           360     July 1998
         Cherry Creek Mall ..............   Denver, CO                    23,000           370     August 1998
         Menlo Park Mall.................   Edison, NJ                    18,000           340     September 1998
         Burlington Mall.................   Burlington, MA                17,500           350     October 1998
         Great Lakes Crossing............   Detroit, MI                   20,400           335     November 1998
         Franklin Mills..................   Philadelphia, PA              16,000           330     November 1998
         Oak Park Mall...................   Overland Park, KS             16,000           310     February 1999
         Towson Town Center..............   Baltimore, MD                 17,000           330     March 1999
         MacArthur Center................   Norfolk, VA                   14,700           240     June 1999
         South Center Mall...............   Seattle, WA                   16,800           365     June 1999
         Jersey Gardens..................   Elizabeth, NJ                 16,000           335     October 1999
         Katy Mills......................   Katy, TX                      16,000           340     October 1999
         West Farms......................   Hartford, CT                  14,500           330     February 2000
         International
         London..........................   London, England               18,000           300     June 1997
         Cancun..........................   Cancun, Mexico                16,000           220     August 1997
         Mexico City.....................   Mexico City, Mexico           16,000           225     October 1997
         Eaton Center....................   Vancouver, Canada             18,000           325     June 1998
         Manchester......................   Manchester, England           17,000           350     September 1998
         Festival Walk...................   Hong Kong, China              17,000           350     October 1998
         Mundo E.........................   Mexico City, Mexico           14,000           250     November 1998
         Scarborough Town Center.........   Toronto, Canada               17,500           325     January 1999
         Euro Disney.....................   Paris, France                 20,000           400     May 1999
         Yorkdale........................   Toronto, Canada               17,500           325     June 1999


----------
(1) Designates Icon Units.

EXPANSION PLANS AND SITE SELECTION

    The following table sets forth certain information about the Company's planned Units, all of which are subject to existing leases except where otherwise indicated:


                                                                        APPROXIMATE   RESTAURANT  DATE PLANNED TO BE
                      UNIT                         LOCATION           SQUARE FOOTAGE     SEATS          OPENED
         ----------------------------       ------------------------ ---------------- ---------- --------------------
         Domestic
         Fisherman's Warf (1) .......       San Francisco, CA             27,000          450    Second Quarter, 2000
         Opry Mills..................       Nashville, TN                 17,000          325    Second Quarter, 2000
         The Disneyland Resort (1) ..       Anaheim, CA                   27,000          500    First Quarter, 2001
         International
         Singapore...................       Singapore                     16,000          300    Second Quarter, 2000
         Tokoyo Disney                      Tokoyo, Japan                 18,000          350    Third Quarter, 2000
         Montreal Forum..............       Montreal, Canada              17,000          300    Third Quarter, 2000
         Niagra Falls................       Niagra Falls, Canada          17,000          325    Third Quarter, 2000
         Shanghai....................       Shanghai, China               15,000          250    Fourth Quarter, 2000

----------
(1) Designates Icon Units.

    The Company's domestic site selection strategy is to locate its Units in high profile, heavy traffic locations. A variety of factors are analyzed in the site selection process, including local market demographics, site visibility, business seasonality, construction costs and projected Unit economics. By operating in high profile, heavy traffic locations, the Company believes its Units appeal to both destination customers as well as passers-by who are drawn to its visually and audibly exciting environment. The Company believes that its format, as developed at its existing Units, can be utilized in a number of high traffic venues with favorable demographics such as entertainment centers and Disney theme parks.

    While most of the future Rainforest Cafes will be located in shopping malls or entertainment centers, the Downtown Disney Marketplace Unit located in Walt Disney World near Orlando, Florida and the Downtown Chicago Unit are stand-alone facilities. Customers are able to enter the Downtown Disney Marketplace Unit without having to enter Disney's adjacent theme parks. The Rainforest Cafe at Disney's Animal Kingdom in Walt Disney World is also a stand-alone facility. The 34,000 square foot, 550 seat Unit is the only full service sit-down restaurant at Disney's Animal Kingdom. Patrons pass by the Rainforest Cafe upon entering and leaving the park.

    The Company's Disney leases provide among other things, that the Company will not own, operate, develop or manage a restaurant: (i) within a 75 mile radius of Downtown Disney Marketplace, Disney's Animal Kingdom or (ii) in a theme park located anywhere in the world that is not affiliated with Disney or its affiliates. The Company also agreed that it would not open a Unit within 50 miles of The Disneyland Resort in Anaheim, California. Disney waived its radius restriction with respect to the Company's South Coast Plaza and Ontario Mills Units in California. Additionally, the Company has granted MGM Grand the right of first refusal, with certain exceptions, with respect to the development of a Unit in any hotel/casino operation.


INTERNATIONAL LICENSE AND JOINT VENTURE AGREEMENTS

    The Company has entered into eight separate exclusive license arrangements relating to the development of Rainforest Cafes in the United Kingdom and Ireland, France, Mexico, Canada and certain countries and cities in Asia and South America. These agreements have per Unit development fees of at least $100,000 and royalties ranging from 3% to 10% of Unit sales. All agreements, with the exception of the agreement relating to the United Kingdom and Ireland, have area licensing fees which are proportionate to market size and economic potential. For the fiscal year ended January 2, 2000, approximately 1.2% of the Company's total revenues were derived from international licensing fees and royalties. Through the fiscal year ended January 2, 2000, the Company's expenditures in acquiring ownership interests in certain international Rainforest Cafes was $5.5 million, not including the investment in the majority-owned subsidiary Yorkdale Rainforest Restaurant, Inc. that was made during the third quarter of 1999.

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

    Mexico. In October 1996, the Company entered into a License and Area Development Agreement with a subsidiary of Empresas de Comunicacion y Entretenimiento ("ECE"), a Mexican-based restaurant owner and operator, pursuant to which ECE will develop seven Units over a ten-year period in Mexico. Pursuant to this agreement, ECE has developed three Units through fiscal 1998, one in Cancun and two in Mexico City.

    Canada. In March 1997, the Company entered a joint venture and exclusive license agreement with the Elephant and Castle Group ("E & C"), a Vancouver based owner and operator of Elephant and Castle pubs and restaurants. E & C and the Company agreed to develop five Rainforest Cafes in Canada over a four-year period. Under the terms of this agreement, the Company is also entitled to receive a warrant to purchase 600,000 shares of E & C stock at $8.00 per share exercisable for a period of five years. In addition, the Company and E & C have a 50% equity interest in the joint venture Canadian Rainforest Restaurants, Inc. ("CRRI"). The Company will have the option to purchase E & C's interest in CRRI after seven years based on a predetermined formula of cash flow and investment. CRRI opened its first Canadian Unit near Vancouver in June 1998 and its second Canadian Unit in Toronto in January 1999. Two openings are planned for Canada during 2000. The locations for these Units will be in Montreal and Niagara Falls. The Company will have an equity interest in the Montreal Unit as this Unit is being built by CRRI. The Company but will not have an ownership interest in the Niagara Falls Unit as this Unit will be subfranchised.

    During the third quarter of 1999, the Company purchased a beneficial ownership of a 75% equity interest in Yorkdale Rainforest Restaurant, Inc. ("YRRI") (a Canadian federal corporation) which owns 100% of the Unit in the Yorkdale Shopping Centre located in North York, Ontario, Canada. Elephant and Castle is the beneficial owner of the 25% minority interest in YRRI. The purchase of 75% ownership investment in YRRI was approximately $2.5 million. The results of this entity are consolidated with the Company's other wholly-owned and majority owned subsidiaries.

    Southeast Asia. In August 1997, the Company entered into a Master License Agreement with Rainforest Cafe Far East, Ltd. ("RFC Far East Ltd.") formerly Movie Dream Corporation, a subsidiary of Far East Holdings International Limited, a Singapore-based holding company. The agreement was amended as of January 1, 1999. Under the terms of the agreement, RFC Far East Ltd. will develop a minimum of three Units over ten years. Countries covered by this agreement include Singapore, which is scheduled to open in April 2000, Thailand and the Philippines. RFC Far East Ltd. has the right to establish sub-franchisees within the territory, subject to certain terms and conditions, which include a right of the Company to approve all investors and all other rights in the license agreement. Pursuant to this agreement, the Company will have the option to purchase, prior to the opening of any Unit, up to 20% of the equity interest in all Units developed by RFC Far East Ltd.. This license agreement also grants RFC Far East Ltd. an option for the development rights to India, Malaysia, and Indonesia, subject to meeting future performance criteria.

    Hong Kong. In March 1998, the Company entered into a Master Franchise Agreement with Jungle Investment Limited ("JIL"), a Hong Kong based entity, to develop a minimum of two units in a territory including Hong Kong, Macau, Taiwan, and Shanghai. JIL has the right to establish sub-franchises within the territory, subject to certain terms and conditions, such as the Company's right to approve all shareholders of the sub-franchisee. Under the terms of this agreement, JIL will develop a minimum of two restaurants over the next 15 months. Pursuant to the agreement, the Company has a right to purchase, prior to the opening of each Unit, up to 20% of the equity interest in any unit developed, as well as 20% of JIL. In March, 1998, the Company purchased 20% ownership, for approximately $1.8 million, in both JIL and the first Unit which opened in Hong Kong in October 1998. A Unit in Shanghai, China is scheduled to open during the fourth quarter of 2000. This Unit was subfranchised by JIL, with approval from the Company, to Bright Billion Limited, a Hong Kong Company.

     France. In September 1998, the Company entered into a franchise agreement to open a Unit at Disneyland Paris to be operated by Groupe Flo S.A.. The agreement requires the Unit to open within one year and includes an option to open an additional Unit in France prior to July, 2002.

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

     Japan. In January 2000, the Company entered into a franchise agreement between Oriental Land Co., Ltd., and Mitsubishi Corporation to develop a Unit at the Ikspiari Complex at the Tokoyo Disney Resort. The Unit is expected to open during third quarter of 2000. The Company anticipates a 20% ownership interest in this Unit.

RESTAURANT

    For the fiscal year ended January 2, 2000, approximately 80% of the Company's total revenues were derived from Restaurant sales. The Company believes that Rainforest Cafes enjoy a high level of repeat business and customer diversity because of the Company's commitment to providing high quality food and customer service in an exciting and entertaining environment. Features of the Restaurant are as follows:

     Menu. The Company considers its extensive menu selection to be an important factor in the appeal of its Restaurant, and accordingly continuous attention is devoted to the development of new menu items. The Restaurant features casual cuisine that caters to broad customer preferences. The menu presently offers several types of appetizers such as "Rainforest Pita Quesadillas" and "Chicken Rain Stix." The menu also offers different types of pastas, sandwiches, salads, pizzas, burgers and full-platter entrees, such as "Rasta Pasta" (pasta tossed in a garlic cream sauce with grilled chicken, broccoli and pesto), "Cedar Wood Salmon" (fresh salmon grilled on cedar wood) and "Rumble in the Jungle Turkey Pita" (grilled pita bread stuffed with fresh roasted turkey and Caesar salad). A children's menu and complete dessert selection are also available. Portions are generous and significant attention is placed on presentation and the quality of preparation. Lunch and dinner entrees range in price from $8.99 to $21.99. The Restaurant's full-service bar, the "Mushroom Bar," features a number of customized alcoholic and non-alcoholic drinks, such as the "Jungle Root" (carrot juice), the "Margarilla" (a margarita blended with orange sherbet) and the "Chocolate Covered Banana Blast" (fresh banana, chocolate syrup, vanilla yogurt blended with rum). Alcoholic beverages are primarily served to complement meals and accounted for approximately 9% of total restaurant sales for the fiscal year ended January 2, 2000. The average check per person for such period was approximately $13.50. Because the Unit's menu is not tied to any particular type of food or beverage, the Company can introduce and eliminate items based on local or current consumer trends without altering its rain forest theme.

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

RETAIL VILLAGE

     For the fiscal year ended January 2, 2000, approximately 19% of the Company's total revenues were derived from retail sales. In order to enter the Restaurant, all customers must pass through the Unit's Retail Village. The Retail Village offers over 3,000 SKUs and includes apparel and gifts with the Rainforest Cafe logo and other items with a rain forest theme such as toys and educational games. The Company has also developed eight proprietary Animal Characters, each with a distinct personality, including Cha! Cha!, an adventuresome tree frog; Ozzie, a rascally orangutan; Rio, a colorful, tropical macaw; Tuki Makeeta, an imaginative baby elephant; Nile, a proud crocodile; Maya, a regal feline; Bamba, a gentle gorilla; and Iggy, a philosophical iguana. These Animal Characters are designed to appeal to a broad range of customers, thereby increasing retail sales and repeat business. The Company utilizes several Animal Characters for clothing and gifts. Custom designed t-shirts and sweatshirts with colorful animals spelling out the "Rainforest Cafe" logo and Animal Characters are signature items. By offering items featuring the Rainforest Cafe logo and Animal Characters, the Company believes it is continuing to develop "brand equity" in the Rainforest Cafe name that will allow it to attract more customers and to enhance its competitive retail position.

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

OPERATIONS, MANAGEMENT AND EMPLOYEES

    The Company's ability to manage complex operations, including high volume Restaurants and Retail Villages, has been, and will continue to be, central to its overall success. The Company believes that its management must include skilled personnel at all levels, including senior corporate management, Unit Managing Directors and other Unit employees. The Company's senior corporate management, including the Company's Chairman and Chief Executive Officer, Lyle Berman, has significant restaurant and retail experience. Charly Robinson, the Company's Senior Vice President of Operations has over 20 years of restaurant and hospitality experience. The Company's Managing Vice Presidents, each of whom have extensive experience in the restaurant industry, supervise the opening of new Units, monitor quality control and customer service, and are responsible for the financial performance of the Units within their respective regions. The Company believes that Unit management is important for the profitability of each Rainforest Cafe and accordingly, places particular emphasis on recruiting Managing Directors that have significant restaurant and management experience. The Company anticipates that, prior to opening a Unit, a Managing Director and executive chef will have been trained at one or more Rainforest Cafes for approximately six months and three months, respectively. All salaried Unit employees attend one week of culturalization training.

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

    In general, each Unit has between 250 and 500 employees, although staffing levels vary according to the size of the Unit. As of February 28, 2000 the Company had approximately 6800 employees, including 150 employees at its corporate headquarters. The Company believes that its relationship with its employees is good.

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

     The Company's name "RAINFOREST CAFE" and the mark "A WILD PLACE TO SHOP AND EAT" are federally registered service marks for the Company's Restaurant and Retail Village. The Company also owns a federal registration for the mark "RAINFOREST" for the Company's restaurant services. The Company has filed and has pending several federal trademark applications for "RAINFOREST CAFE" in various formats and for a variety of goods and services. While the Company expects that these additional applications will result in registrations affording the Company additional protections, there is no assurance that all of these applications will issue as registrations.

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

CERTAIN FACTORS

     In addition to the factors discussed elsewhere in Form 10-K such as competition, regulation and trademarks, and intellectual property, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

SAME STORE SALES DECLINE

     The Company's history indicates that a Unit's revenues frequently decrease during such Unit's subsequent years of operations. Sales for the fifteen Units opened eighteen months or more as of January 2, 2000 declined 10.9% in Fiscal 2000. Although the Company has undertaken a number of strategies to offset declining same store sales (such as revising the Restaurant's menu and discounting certain retail items) no assurance can be given that comparable same store sales will not continue to decline. In addition to negatively impacting the Company's revenues, declining same store sales has had a negative impact on the Company's stock price and resulted in stock price volatility. Furthermore, because a new Unit typically experiences higher revenues in the initial six to twelve months of operations, the opening of new Units may disproportionately impact revenue analysis.

GROWTH FACTORS/EXPANSION STRATEGY

     Principally as a result of sales challenges in several of the Company's Mall Units, the Company has placed a moratorium on any future mall developments and on an overall basis, has adopted a "slow growth" strategy. In addition, failure to improve sales performance in certain existing Units may result in steps to close certain under performing units. The Company's primary strategy is to develop new Rainforest Cafes in urban entertainment centers, including the Unit currently under development at the Downtown Disney entertainment venue near Disneyland in Anaheim, California. Because of the relatively large size of each Rainforest Cafe and the Company's site selection criteria, the availability of desirable locations may be limited and the Company may be hindered in finding suitable locations for the development of new Units. Additionally, the Company's ability to open additional Units will depend upon a number of other factors including the ability of the Company to negotiate leases on acceptable terms, timely approval of local regulatory authorities, acceptance of the Rainforest Cafe concept in new markets, and the general state of the economy. Finally, the capital resources required to develop each new Unit are significant.

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

LEASES

     The Company has entered into long-term leases relating to each of its existing domestic Units and has entered into leases or letters of intent with respect to certain of its planned domestic Units. These leases are or will be non-cancelable by the Company (except in limited circumstances) and have or will have annual base rents ranging from $200,000 to $1.0 million (except for Leases related to certain Icon Units). Additional facilities developed by the Company are likely to be subject to similar long-term leases which are non-cancelable by the Company. If an existing or future Unit does not perform at a profitable level, and the decision is made to close the Unit which may be deemed a default under such Unit's lease, the Company may nonetheless be committed to perform its obligations under the applicable lease which would include, among other things, payment of the respective base rent for the balance of the respective lease term. The leases related to the Downtown Disney Marketplace, Disney's Animal Kingdom and the Disneyland Resort Units are cancelable by the landlord at any time upon sixty days notice and payment of the Company's unamortized value of leasehold improvements and an amount equal to the net operating income generated by such Unit for the previous lease year. With regard to certain of the Company's leases, in the event the Company fails to achieve specified gross sales by a certain date, such leases may be terminated by the landlord. If such a termination were to occur at these locations, the Company would lose a Unit without necessarily receiving an adequate return on its investment.

DEPENDENCE ON KEY PERSONNEL

     The Company's future success will depend largely on the efforts and abilities of the Company's senior corporate management. Lyle Berman, the Company's Chairman and Chief Executive Officer, serves on five boards of public companies. Mr. Berman devotes approximately 15% of his time to the Company.


ITEM 2.  PROPERTIES

     The Company presently intends to lease the facilities for each of its Units. It has entered into long-term ten year leases with respect to its existing and planned Units except for an eleven year lease for the South Coast Plaza Unit and a fifteen year lease for its Downtown Chicago location. The Company's leases with Disney are cancelable by the landlord at any time upon 60 days notice and payment by Disney of the Company's unamortized value of leasehold improvements at the Downtown Disney Marketplace Unit, Disney's Animal Kingdom Unit and the planned Unit at the Disneyland Resort, respectively, and an amount equal to the net operating income generated by such Unit for the previous lease year. With regard to the Tysons Corner Center I and Cherry Creek Mall leases, in the event the Company fails to achieve specified gross sales by a certain date, the lease may be terminated by the landlords. The Company's leases typically have annual base rent, certain common area maintenance expense and percentage rents that range from 5 to 18 percent depending upon location and volume of sales.

     The Company's executive offices are located in Hopkins, Minnesota, under a lease, which terminates in October 2003.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant from time to time in routine lawsuits incidental to its business, which individually and in the aggregate, are not expected to have any material adverse effect on the Company. In addition, the company is party to the following:

EMANUEL MASSING V. LYLE BERMAN ET AL. LITIGATION

The Company and certain present and former executive officers of the Company are named as defendants in a purported class action complaint, Emanuel Massing vs. Lyle Berman, et al., alleging violations by the Company and such executive officers of certain Federal securities laws. The complaint was filed on May 3, 1999 in the United State District Court for the District of Minnesota. This action is a follow-up action to the previous shareholder action, In Re:
Rainforest Cafe, Inc. Securities Litigation, which was dismissed without prejudice on December 21, 1998. The new complaint alleges that the defendants violated the Federal securities laws by making misrepresentations and omissions regarding the Company's performance and future prospects during the class period while individually selling the Company's Common Stock. The complaint purports to seek relief on behalf of a class consisting of all persons who purchased the Company's Common Stock during the period between October 20, 1997 and January 6, 1998. On January 12, 2000, the United States Magistrate Judge issued a Report and Recommendation in which he recommended to the presiding judge that the action be dismissed with prejudice and that plaintiffs be ordered to pay sanctions of $3,000 to the defendants. By order filed on February 29, 2000, the presiding judge accepted the Report and Recommendation in its entirety and ordered that the action be dismissed with prejudice.

BILLIE MACK V. LYLE BERMAN, ET AL.; ROBERT FINK V. RAINFOREST CAFE, INC. ET AL.

The Company and certain directors are named as defendants in two purported class action lawsuits, Billie Mack v. Lyle Berman, et al., and Robert Fink v. Rainforest Cafe, Inc., et al., filed on December 23, 1999 and January 13, 2000, respectively. Both actions were filed in Hennepin County District Court of Minnesota, alleging that defendants breached their fiduciary duty and engaged in unfair dealing to the detriment of the holders of Rainforest Cafe common stock in connection with a proposed merger of the Company with Lakes Gaming, Inc. The Company has requested dismissal of the actions in light of the announcement that the proposed merger with Lakes Gaming has been terminated, thereby making plaintiffs' allegations moot.

See Part 1, Item 1, - Business: "Recent Developments."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 2, 2000.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information with respect to each person who is a director or executive officer of the Company:

     Lyle Berman, age 58 has been Chairman of the Board and Chief Executive Officer of the Company since its inception in February 1994. Mr. Berman has been Chairman of the Board of Lakes Gaming since June 1998. Mr. Berman was Chief Executive Officer of Grand Casinos, Inc. from October 1990 to March, 1998 and had been Chairman of the Board of Grand Casinos, Inc. and its predecessor since October 1990. Mr. Berman is also a director of G-III Apparel Group, New Horizons Kids Quest, Inc., Park Place Entertainment Corporation and Wilsons-The Leather Experts, Inc. ("Wilsons"). Mr. Berman was Chief Executive Officer and Chairman of Stratosphere Corporation from July 1996 through July 1997. Stratosphere Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 1997.

     Kenneth Brimmer, age 44 has been President of the Company since April 1997, a Director of the Company since August 1998, Treasurer since September 1995 and involved with the Company in various capacities since its inception. Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from October 1990 to January 1998 as Special Assistant to the Chairman and Chief Executive Officer, Lyle Berman. Mr. Brimmer is also a director of New Horizons Kids Quest, Inc., Hypertension Diagnostics, Inc. and Oxboro Medical International, Inc.

    Steven Schussler, age 44 has been Senior Vice President-Development of the Company since its inception and a director of the Company since January 1995. From 1983 to February 1992, Mr. Schussler was an officer of Juke Box Saturday Night of Minneapolis, Inc. ("JBSN"), a 1950's and 1960's theme restaurant and nightclub.

    Ercu Ucan, age 44 has been Senior Vice President-Retail of the Company since its inception and a director of the Company since January 1995. From September 1992 until December 1993, Mr. Ucan served as President of the Orjin Textile Group in Istanbul, Turkey, a garment factory employing approximately 150 persons. From January 1989 until August 1992, Mr. Ucan served as Director of Trend Merchandising and Director of Product Development for Wilsons.


    Charles Robinson, age 44 has been Senior Vice President - Operations of the Company since August 1998. Mr. Robinson joined Rainforest Cafe in January 1996 as the Director of Operations for the Downtown Disney Marketplace unit. In August 1997, he was named Regional Director of Operations for the eastern division, followed by a promotion to Vice President of International Operations in December 1997. Mr. Robinson has held executive positions in both the restaurant and hotel industries. He holds a Bachelor of Science degree in Restaurant, Hotel and Institutional Management from Purdue University.

     Robert Hahn, age 44 has been Vice President and Chief Financial Officer since January 2000. Mr. Hahn joined Rainforest Cafe in March 1999 as controller. From 1995 to 1999 Mr. Hahn was a manager with the accounting firm KPMG. Mr. Hahn has held various executive positions in the retail industry and he is a certified public accountant.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the National Market tier of the NASDAQ Stock Market under the symbol RAIN. On February 28, 2000 there were approximately 1,300 shareholders of record. The following table sets forth for the quarters indicted the high and low sale prices of the Company's common stock, as reported by The Nasdaq Stock Market.

---------------------------------------- -------------------------------------- --------------------------------------
1999                                     High                                   Low
---------------------------------------- -------------------------------------- --------------------------------------
First Quarter                            $6.25                                  $4.75
Second Quarter                            5.75                                   4.50
Third Quarter                             7.44                                   4.88
Fourth Quarter                            5.31                                   3.13
---------------------------------------- -------------------------------------- --------------------------------------

---------------------------------------- -------------------------------------- --------------------------------------
1998                                     High                                   Low
---------------------------------------- -------------------------------------- --------------------------------------
First Quarter                            $22.75                                 $10.75
Second Quarter                            16.75                                  13.25
Third Quarter                             14.00                                   6.06
Fourth Quarter                             7.41                                   5.44
---------------------------------------- -------------------------------------- --------------------------------------

Since its intital public offering of common stock in April 1995, the Company has not paid dividends on its common stock, and has no plans to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

---------------------------------------------------------------------------------------------------------------------
(In Thousands, Except Share Data)           1999         1998         1997         1996         1995
---------------------------------------------------------------------------------------------------------------------

FISCAL YEAR
Revenues                                $262,690     $213,892     $108,074     $ 48,706     $ 13,451
Unit Operating Income (Loss)              23,060       29,204       19,969        8,889        2,166
Pretax Income (Loss)                       8,691       22,203(2)    19,210        9,240        1,169(1)
Net Income (Loss)                          5,694       14,654(2)    12,293        5,924        1,169(1)
Net Income (Loss) Per Share                  .23          .57(2)       .46          .27          .10
Weighted Average Shares Outstanding       24,637       25,730       26,835       21,587       10,969
AT YEAR END
Working Capital                         $ 53,241     $ 65,651     $ 77,732     $118,320     $ 15,490
Total Assets                             261,716      255,527      246,100      222,701       31,209
Shareholders' Equity                     202,392      207,926      222,982      203,954       26,355
Book Value Per Share                    $   8.70     $   8.43     $   8.46     $   7.91     $   1.85

---------------------------------------------------------------------------------------------------------------------

(1) Before extraordinary item
(2) Before cumulative change in accounting principle

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

The Company, founded in February 1994, owns, operates, and licenses themed restaurant/retail facilities (each a "Unit") under the name "Rainforest Cafe (R)
- A Wild Place to Shop and Eat(R)." As of February 28, 2000 the Company owned and operated 28 Units in the United States and licensed ten Units outside of the United States. Rainforest Cafe Units range in size from the Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota, which is approximately 15,000 square feet, to the 34,000 square foot Unit located at Disney's Animal Kingdom at Walt Disney World(R) in Orlando, Florida.

The Company's revenue consists primarily of sales from its restaurant and retail operations that are combined within each of the Company's Units. Comparable Unit sales include the sales of units open for the full period of each period being compared. New Units enter the comparable sales base at the beginning of the nineteenth month of operation. As of February 28, 2000, the Company has opened one additional domestic Unit during the first quarter of 2000. No additional Units are planned for the remainder of the first quarter of 2000. Because the Company anticipates continued expansion, period to period comparisons may not be meaningful.

In addition to operations in the United States, the Company has pursued international growth opportunities through licensing arrangements. The Company has entered into eight exclusive license agreements to develop up to 28 Units, of which ten are currently open, over the next ten years in the United Kingdom and Ireland, Mexico, Canada, France, and certain cities and countries in Asia and South America. The Company intends to enter into additional license agreements in the future.

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

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:



                                                         January 2,       January 3,       December 28,
                                                           2000             1999              1997


Revenues:
   Restaurant sales                                         79.7  %          77.0  %           77.4  %
   Retail sales                                             19.1             22.0              22.0
   Licensing fees and royalties                              1.2              1.0               0.6
                                                      ============      ===========      ============
      Total revenues                                       100.0            100.0             100.0
                                                      ============      ===========      ============


Costs and Expenses:
   Food and beverage costs (1)                              23.6             23.6              23.7
   Cost of retail goods sold (2)                            48.4             46.1              45.6
   Restaurant operating expenses (1)                        55.6             52.0              49.0
   Retail operating expenses (2)                            39.3             33.5              32.4
   Depreciation and amortization (3)                         7.2              6.2               5.3
   Preopening expenses (3)                                   1.6              4.6               2.9
   Asset impairment charge (3)                               2.6                -                 -
                                                      ------------      -----------      ------------
      Total costs and expenses                              91.2             87.2              82.0

      Income from Unit Operations and Licensing              8.8             13.7              18.5
                                                      ------------      -----------      ------------


Other (Income) Expense:
   General, administrative and development                   5.9              5.7               6.9
   Interest Income                                         (1.1)            (2.8)             (8.3)
   Write-off of development and debt offering costs           .3              0.0               2.1
   Other                                                      .3              0.3               0.1
                                                      ------------      -----------      ------------

      Total other (income) expense                           5.5              3.3               0.7
                                                      ------------      -----------      ------------


Income before Income Taxes and Cumulative
   Effect of Change in Accounting Principle                  3.3             10.4              17.8

Provision for income taxes                                   1.1              3.5               6.4
                                                      ------------      -----------      ------------

Income before Cumulative Effect of Change in
   Accounting Principle (4)                                  2.2              6.8              11.4
                                                      ============      ===========      ============


(1) Percentage of restaurant sales
(2) Percentage of retail sales
(3) Percentage of unit sales
(4) Effective December 29, 1997, the company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". The effect of this change was a charge to operations representing 1.8% of total revenues.

FIFTY-TWO WEEKS ENDED JANUARY 2, 2000 COMPARED TO THE FIFTY-THREE WEEKS ENDED JANUARY 3, 1999

    Results of operations for the fiscal year ended January 2, 2000 reflect the operations of twenty three Mall Units and four free-standing Units. Twenty one domestic Units and seven international Units were open the entire 1999 year. Six domestic Units and three international units were opened during the year.

    Total revenues increased 23% to $262.7 million in 1999 from $213.9 million in 1998. Revenue growth resulted primarily from the addition of six domestic Units during 1999 which contributed revenues of $27.4 million and from a full year of operations of the seven Units which opened in 1998 and contributed an increase in revenues of $38.0 million in 1999. International Unit growth contributed $1.1 million additional revenues in 1999. These increases in revenues were partially offset by a decrease in sales of $21.0 million for Units which were opened prior to 1998. The Company's experience to date is that a Unit's sales frequently decrease on a comparable basis after the first year of operations. The comparable store sales base decreased 10.9% for 1999 as compared to 1998. Management believes that any such decreases result primarily from the fact that the Company's new Units typically open at or near full capacity.

    Restaurant sales increased 27% to $209.3 million compared to $164.7 million in 1998. The comparable store restaurant sales base decreased 9.5% in 1999 compared to 1998. Retail sales increased 7% to $50.1 million from $47.0 million in 1998. The comparable store retail sales base decreased 15.8% in 1999 as compared to 1998. The retail sales decrease was primarily due to a large decrease in Beanie Baby sales. Sales of Beanie Babies in 1999 decreased by $2.3 million compared to 1998 despite an increase in the number of Units. Comparable retail sales not including Beanie Babies decreased 7% in 1999 compared to 1998. The decrease in Beanie Baby sales was primarily due to the manufacturer announcing the discontinuance of the product. Sales of Beanie Babies were ahead of 1998 for the first quarter of 1999 before the announcement of the discontinuance of this product.

    Food and beverage costs increased 28% to $49.5 million in 1999 compared to $38.8 million in 1998. The increase in food and beverage costs was consistent with the increase in restaurant sales. Food and beverage costs remained relatively stable as a percent of sales. Cost of retail goods sold increased 12% to $24.3 million from $21.7 million in 1998. The increase in cost of retail goods sold was primarily due to the increase in retail sales from additional Units. Cost of retail goods sold as a percentage of retail sales increased by 2.3% of sales in 1999 compared to 1998 primarily due to more frequent in-store promotions and greater discounts offered in 1999.

    Restaurant and retail operating expenses increased 34% to $136.0 million for 1999 from $101.4 million for 1998, primarily due to Unit expansion. Restaurant operating expenses increased as a percentage of restaurant sales from 52.0% in 1998 to 55.6% in 1999. Retail operating expenses increased as a percentage of retail sales from 33.5% in 1998 to 39.3% in 1999. The increase in restaurant and retail operating expenses as a percentage of applicable restaurant and retail sales is primarily due to the combination of increased expenditures for repairs and maintenance and sales and marketing, while the same store sales base decreased. Expenditures for sales and promotions increased at most Units and the investment in corporate sales personnel at most Units contributed to higher costs.

    Depreciation and amortization increased 44% to $18.9 million in 1999 from $13.1 million for the comparable period in 1998. Preopening expenses decreased 56% from $9.7 million in 1998 to $4.3 million in 1999. The increase in depreciation and amortization was primarily due to Unit expansion and capital additions and improvements to existing Units. Depreciation and amortization as a percentage of restaurant and retail sales increased to 7.2% for the 1999 fiscal year from 6.2% for 1998 due to increased costs of new Unit development, capital improvements in existing Units and decreased comparable store sales in certain Units. Preopening expenses decreased as a percentage of restaurant and retail sales from 4.6% in 1998 to 1.6% in 1999. The decrease as a percentage of sales is primarily due to a decrease in average Unit preopening costs in 1999 and the addition of only six new Units in 1999, compared to 8 new Units in 1998. In addition as more Units are opened the sales base increases in comparison to new openings.

    The Company took a non-cash asset impairment charge of $6.7 million during the fourth quarter of 1999. This impairment charge represented the write-down to fair value of the long-lived assets of the Aventura Mall Unit in Miami, Florida. This Unit's comparable store sales decreased 25% in 1999. As a result, an impairment was recognized as the future undiscounted cash flows for this Unit was estimated to be insufficient to recover the related carrying value of the long-lived assets relating to this Unit. The assets were written down to their estimated fair value, based on the Company's estimates of future discounted cash flows.

    General, administrative and development expenses increased 26% to $15.5 million in 1999 from $12.3 million in 1998. The increase in general, administrative and development expenses was primarily due to the addition of corporate employees, an increase in regional Unit management and the development of marketing and advertising programs. General, administrative and development expenses as a percentage of revenues increased to 5.9% of revenues of 1999 from 5.7% of revenues for 1998.

    Interest income of $2.9 million for 1999 was generated primarily by investing the proceeds from the Company's two follow-on public offerings completed in January and September, 1996. Interest income decreased by 52% from $5.9 million in 1998 to $2.9 million for fiscal year 1999.

     On December 22, 1999, the Company announced that it had an agreement to merge with Lakes Gaming, Inc.. On January 24, 2000 the two parties mutually agreed to terminate the merger agreement and the costs associated with the proposed merger of $.9 million, or .3% of revenue, were charged to operations during the fourth quarter of 1999. On February 9, 2000, the Company announced the execution of a definitive merger agreement to be acquired by Landry's Seafood Restaurants, Inc. (NYSE: LNY), for approximately $125 million to be paid by Landry's in a combination of common stock (65%) and cash (35%) (based on an assumed value of $9.00 per share of Landry's common stock), however, the transaction value to the Company's shareholders will increase or decrease depending upon fluctuations in Landry's common stock.

     The provision for income taxes in the 1999 and 1998 fiscal years are both based upon the Company's estimated effective tax rate, including tax-exempt interest income. The effective tax rate for 1999 was increased to 34.5% from 34% in 1998, reflecting the reduction in tax exempt interest in comparison to operating income for 1999 compared to 1998. The Company increased its estimated tax rate to 35% during the second quarter of 1999 from 34% for 1998 and the first quarter of 1999.

     Income before cumulative effect of change in accounting principle was $5.7 million, or $.23 per diluted share, for the 52-week 1999 fiscal year compared with $14.7 million, or $.57 per diluted share, for the 53-week 1998 fiscal year. Effective December 29, 1998, the company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The effect of this accounting change was a charge to operations of $3.9 million; net of $2.2 million of related tax benefit for the unamortized balance of preopening costs and other start-up expenses for the fiscal year 1998. The decrease in net income for fiscal 1999 was primarily due to decreasing same store sales and the asset impairment charge taken during fourth quarter of 1999.


FIFTY-THREE WEEKS ENDED JANUARY 3, 1999 COMPARED TO THE FIFTY-TWO WEEKS ENDED DECEMBER 28, 1997

    Results of operations for the fiscal year ended January 3, 1999 reflect the operations of seventeen Mall Units and four free-standing Units. Thirteen domestic Units and three international Units were open in the entire 1998 year. Eight domestic Units and four international units were opened during the year.

    Total revenues increased 98% to $213.9 million in 1998 from $108.1 million in 1997. Revenue growth resulted primarily from the addition of eight domestic Units during 1998 which contributed revenues of $45.8 million and from a full year of operations of the seven Units which opened in 1997 and contributed an increase in revenues of $65.9 million in 1998. International Unit growth contributed $1.5 million additional revenues in 1998. These increases in revenues were offset by a decrease in sales of $7.4 million for Units which were opened prior to 1997. The Company's experience to date is that a Unit's sales frequently decrease on a comparable basis after the first year of operations. The comparable store sales base decreased 9% for the fiscal year 1998 as compared to 1997. Management believes that any such decreases result primarily from the fact that the Company's new Units typically open at or near full capacity.

    Food and beverage costs increased 96% to $38.8 million in 1998 compared to $19.8 million in 1997. The increase in food and beverage costs was consistent with the increase in restaurant sales. Food and beverage costs remained relatively stable as a percent of sales. Cost of retail goods sold increased 99% to $21.7 million from $10.9 million in 1997. The increase in cost of retail goods sold was primarily due to the increase in retail sales from additional Units. Cost of retail goods sold as a percentage of retail sales increased by 0.5% of sales in 1998 compared to 1997 primarily due to more frequent in-store promotions and greater discounts offered in 1998.

    Restaurant and retail operating expenses increased 108% to $101.4 million for 1998 from $48.7 million for 1997, primarily due to Unit expansion. Restaurant operating expenses increases as a percentage of restaurant sales from 49.0% in 1997 to 52.0% in 1998. Retail operating expenses increased as a percentage of retail sales from 32.4% in 1997 to 33.5% in 1998. The increase in restaurant and retail operating expenses as a percentage of applicable restaurant and retail sales is primarily due to increased expenditures on repairs and maintenance, sales and marketing, and increased costs of restaurant labor. The restaurant labor increase is partially due to the payment of higher union wage rates at the Company's Unit at MGM Grand Hotel and Casino located in Las Vegas, Nevada. Expenditures on sales and promotions increased at most Units and the initial investment in corporate sales personnel in Las Vegas, South Florida, Orlando and Chicago contributed to higher costs. A high level of operating expenses at the Aventura Mall Unit combined with low sales volume also contributed to the percentage increase in restaurant and retail operating expenses.

    Depreciation and amortization increased 132% to $13.1 million in 1998 from $5.6 million for the comparable period in 1997. Preopening expenses increased 215% from $3.1 million in 1997 to $9.7 million in 1998. The increase in depreciation and amortization was primarily due to Unit expansion and capital additions and improvements to existing Units. Depreciation and amortization as a percentage of restaurant and retail sales increased to 6.2% for the 1998 fiscal year from 5.3% for 1997 due to increased costs of new Unit development, capital improvements in existing Units and decreased comparable store sales in certain Units. Preopening expenses increased as a percentage of restaurant and retail sales from 2.9% in 1997 to 4.6% in 1998. The increase as a percentage of sales is primarily due to an increase in average Unit preopening costs and the addition of eight new Units in 1998, whose preopening costs were expensed during the year, and not capitalized as in the past due to a change in accounting principle as discussed below.

    General, administrative and development expenses increased 66% to $12.3 million in 1998 from $7.4 million in 1997. The increase in general, administrative and development expenses was primarily due to the addition of corporate employees, an increase in regional Unit management and the development of marketing and advertising programs. General, administrative and development expenses as a percentage of revenues decreased to 5.7% of revenues of 1998 from 6.9% of revenues for 1997.

    Interest income of $5.9 million for 1998 was generated primarily by investing the proceeds from the Company's two follow-on public offerings completed in January and September, 1996, and capital gains on investments realized during 1998. Interest income of $9.0 million for 1997 was generated primarily by investing the proceeds of the Company's two 1996 follow-on public offerings.

    The provision for income taxes in the 1998 and 1997 fiscal years are both based upon the Company's estimated effective tax rate, including tax-exempt interest income. The effective tax rate for 1998 was reduced to 34% from 36% in 1997, reflecting the addition of more Units in lower tax states such as Nevada and Florida.

     Income before cumulative effect of change in accounting principle was $14.7 million, or $.57 per diluted share, for the 53-week 1998 fiscal year compared with $12.3 million, or $.46 per diluted share, for the 52-week 1997 fiscal year. Effective December 29, 1997, the company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The effect of this accounting change was a charge to operations of $3.9 million; net of $2.2 million of related tax benefit for the unamortized balance of preopening costs and other start-up expenses as of December 28. 1997. Net income was $10.7 million or $.42 per diluted share for the 1998 fiscal year compared with $12.3 million or $.46 per diluted share for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital needs arise from the development and opening of new Units. In January 1996, the Company issued an aggregate of 6,210,000 shares of Common Stock pursuant to a secondary public offering at $12.67 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses, were approximately $73.6 million. In May 1996, the Company received approximately $1.0 million in net proceeds from the exercise of warrants at $3.20 per share issued to Underwriters of the Company's IPO. In September 1996, the Company issued an aggregate of 5,175,000 shares of common stock pursuant to an additional public offering at $21.00 per share. The net proceeds to the Company, after payment of underwriting fees and offering expenses, were approximately $96.0 million. On January 2, 2000, the Company had working capital of approximately $53.2 million and marketable securities of $24.0 million, consisting principally of investment grade, fixed income securities.

The following table represents a summary of the Company's key liquidity measurements for the 52-week year ended January 2, 2000, the 53-week year ended January 3, 1999 and the 52-week year ended December 27, 1997:

(Dollar amounts in millions)

                                                                               Period Ended
                                                                               ------------
                                                              January 2,        January 3,       December 27,
                                                                 2000              1999             1997
                                                              ----------        -----------      -----------

Cash and marketable securities on hand, end of period          $  35.4        $  46.3        $  93.6
Net working capital, end of period                             $  53.2        $  65.6        $  77.7
Current ratio, end of period                                   4.7 to 1       5.4 to 1       6.6 to 1
Long-term debt, end of period                                  $   -          $  -           $   -
Cash provided by operations                                    $  27.5        $  27.9        $  11.5
Capital expenditure                                            $  36.4        $  71.5        $  39.5



    The Company generated $27.5 million in cash flow from operating activities for 1999, compared to $27.9 million for 1998. Additionally, for 1999 the Company generated $0.2 million from the exercise of stock options, compared with $.6 million for the comparable period in 1998. In 1999, the Company generated approximately $1.0 million cash from the sale of put options on approximately
2.1 million shares of the Company's common stock at exercise prices ranging from $5.00 - $6.75 per share. In 1998, the Company generated approximately $2.5 million in cash from the sale of put options on approximately 2.2 million shares of the Company's Common Stock at exercise prices ranging from $5.00 to $15.00 per share.) The sale of the put options was executed as part of a stock repurchase program announced in January 1997 and amended January, 1998 and January, 1999 pursuant to which up to a total of 6.5 million shares of the Company's Common Stock may be repurchased over a one year period. During 1999,
1.5 million shares of Common Stock were repurchased through put option assignments and open market repurchases for $9.8 million. The Company believes that it will continue to generate cash from operating activities and earn interest income, both of which will be utilized for future development and working capital purposes.

    The average investment to open the Company's seventeen Mall Units was $5.8 million per Unit, net of landlord contributions, which averaged $1.7 million. Additionally, the Company averaged approximately $760,000 in preopening expenses and purchased an average of $240,000 of inventory in connection with the openings. Total expenditures to develop the Company's four Icon Units averaged $12.3 million per Unit, net of landlord contributions, which averaged $0.9 million. Preopening expenses incurred for these Units were approximately $1.1 million and the initial inventory purchased was approximately $400,000.

    The Company expects future domestic Mall Units to cost between $5.5 million and $6.5 million to develop, net of anticipated landlord contributions. In addition, the Company expects that it will incur approximately $700,000 in per Unit preopening costs and purchase approximately $225,000 of inventory in connection with the opening of these Units. The Company also expects to open selected, larger Icon Units, such as its planned Unit in San Francisco, California, and Disneyland Resorts in Anahiem, California which may cost significantly more. In connection with the construction of existing Units, the Company has received landlord contributions, which reduced the cost of opening these Units. There can be no assurance, however, that landlord contributions will be available in the future.

    The Company contemplates that the development and opening of each of its Units through 2000 will be financed with existing cash on hand and cash flow from operations. The Company may require additional equity or debt financing for expansion beyond 2000.

    It is not anticipated that the Company's business will require substantial working capital to meet its operating requirements. Virtually all of the Company's revenues are collected in cash or pursuant to credit card processing. Food and beverage inventories and merchandise inventories are expected to increase in relation to trade accounts payable.

NEW ACCOUNTING STANDARDS

    In June, 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For further information on SFAS No. 133, see note 1 of Notes to Consolidated Financial Statements.


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

    The primary inflationary factors affecting the Company's operations include food and beverage and labor costs. Management does not anticipate any significant labor cost increases as a result of the minimum wage increases enacted in 1998. Units in higher cost labor markets such as California, New York and Nevada may experience lower operating margins than units located in lower cost labor markets. In addition, the Company's leases require the Company to pay costs that are subject to inflationary increases, such as taxes, maintenance, repairs and utilities. The Company believes low inflation rates have contributed to relatively stable costs. There is no assurance, however, that low inflation rates will continue.

FORWARD LOOKING DISCLOSURE

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this annual report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financial sources and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, including delays in opening new Units, acceptance of the Rainforest Cafe concept, the quality of the Company's restaurant and retail operations, dependence on discretionary consumer spending, the Company's failure to defend its intellectual property rights, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company is exposed to market risk related to its investments in marketable securities. As of January 2, 2000, the Company held $24.0 million in marketable securities. A hypothetical 10% decline in the market value of these securities would result in a $2.4 million unrealized loss and a corresponding decline in fair value of a like amount. This hypothetical decline would not effect cash flow from operations and would not have an impact on net income until the securities were sold.


ITEM 8.  FINANCIAL STATEMENTS


Index to Financial Statements

FINANCIAL STATEMENTS:

Report of Independent Certified Public
Accountants...................................................................................27
Consolidated Balance Sheets at January 2, 2000 and January 3, 1999............................28
Consolidated Statements of Operations for the three years ended January 2,2000............... 29
Consolidated Statements of Shareholders' Equity for the three years ended January 2, 2000.....30
Consolidated Statements of Cash Flows for the three years ended January 2, 2000.............. 31
Notes to Consolidated Financial Statements....................................................32

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Rainforest Cafe, Inc.:

We have audited the accompanying consolidated balance sheets of Rainforest Cafe, Inc. (a Minnesota corporation) as of January 2, 2000 and January 3, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the three years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainforest Cafe, Inc. as of January 2, 2000 and January 3, 1999 and the results of its operations and its cash flows for the three years in the period ended January 2, 2000 in conformity with generally accepted accounting principles.

As explained in Note 1 to the Financial Statements, effective December 29, 1997, the Company changed its method of accounting for preopening costs.


                                       ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
   February 4, 2000

                              RAINFOREST CAFE, INC.

                           Consolidated Balance Sheets

                                 (In Thousands)

                                                                                          January 2,          January 3,
                                                                                             2000                1999
                                                                                       ---------------     ---------------
                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $ 11,480       $  16,863
   Marketable securities available-for-sale                                                    23,957          29,482
   Accounts receivable and other                                                                8,027          15,679
   Inventories                                                                                  9,043          11,191
   Deferred income taxes                                                                       10,198           3,766
   Note receivable from related party                                                           1,721               -
   Prepaid expenses                                                                             2,986           3,563
                                                                                             --------         -------
               Total current assets                                                            67,412          80,544



PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                           186,042         168,982

OTHER ASSETS                                                                                    8,262           6,001
                                                                                             --------         -------
                                                                                             $261,716        $255,527
                                                                                             ========        ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                          $  4,397        $  6,897
   Accrued liabilities-
      Payroll and payroll taxes                                                                 2,492           2,831
      Other                                                                                     7,282           5,165
                                                                                             --------        --------
               Total current liabilities                                                       14,171          14,893

DEFERRED OCCUPANCY COSTS                                                                       27,434          23,498

DEFERRED INCOME TAXES                                                                           9,385           4,074
                                                                                             --------        --------
               Total liabilities                                                               50,990          42,465
                                                                                             ========        ========

MINORITY INTEREST                                                                               1,168               -

PUT OPTIONS                                                                                     7,166           5,136

COMMITMENTS AND CONTINGENCIES (Notes 2 and 10)

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 50,000 shares authorized; 23,246 and 24,651 issued
      and outstanding                                                                         171,321         181,628
   Retained earnings                                                                           33,137          27,443
   Cumulative other comprehensive loss                                                         (2,066)         (1,145)
                                                                                             --------        --------
               Total shareholders' equity                                                     202,392         207,926
                                                                                             --------        --------
                                                                                             $261,716        $255,527
                                                                                             ========        ========




The accompanying notes are an integral part of these consolidated balance sheets

                              RAINFOREST CAFE, INC.

                      Consolidated Statements of Operations

                      (In Thousands, Except Per Share Data)

                                                                                  January 2,       January 3,       December 28,
                                                                                    2000             1999              1997
                                                                                 ------------     ------------    ---------------
REVENUES:
   Restaurant sales                                                                  $209,326         $164,742           $ 83,650
   Retail sales                                                                        50,094           47,019             23,791
   Licensing fees and royalties                                                         3,270            2,131                633
                                                                                     --------         --------           --------
               Total revenues                                                         262,690          213,892            108,074
                                                                                     --------         --------           --------
COSTS AND EXPENSES:
   Food and beverage costs                                                             49,502           38,811             19,823
   Cost of retail goods sold                                                           24,254           21,657             10,856
   Restaurant operating expenses                                                      116,267           85,688             40,997
   Retail operating expenses                                                           19,709           15,736              7,700
   Depreciation and amortization                                                       18,910           13,082              5,641
   Preopening costs                                                                     4,250            9,714              3,088
   Asset impairment charge                                                              6,738                -                  -
                                                                                     --------         --------           --------
               Total costs and expenses                                               239,630          184,688             88,105
                                                                                     --------         --------           --------
INCOME FROM UNIT OPERATIONS & LICENSING                                                23,060           29,204             19,969
                                                                                     --------         --------           --------
OTHER (INCOME) EXPENSES:
   General, administrative and development expenses                                    15,521           12,295              7,409
   Interest income                                                                     (2,856)          (5,915)            (9,016)
   Write-off of development and transaction costs                                         877                -              2,230
   Other                                                                                  827              621                136
                                                                                     --------         --------           --------

               Total other (income) expenses                                           14,369            7,001                759
                                                                                     --------         --------           --------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                                 8,691           22,203             19,210


PROVISION FOR INCOME TAXES                                                              2,997            7,549              6,917
                                                                                     --------         --------           --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
                                                                                        5,694           14,654             12,293


CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE RELATED TO START-UP
   COSTS, net of income taxes of $2,202                                                     -           (3,916)                 -
                                                                                    ---------         --------           --------
               Net income                                                               5,694           10,738           $ 12,293
                                                                                    =========         ========           ========
BASIC EARNINGS PER COMMON SHARE:
   Basic earnings per common share before change in accounting principle            $    0.24         $   0.58           $   0.47


   Cumulative effect of change in accounting principle                                      -            (0.16)                 -
                                                                                    ---------         --------           --------

               Basic earnings per common share                                      $    0.24         $   0.42           $   0.47
                                                                                    =========         ========           ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                              24,204           25,387             25,988
                                                                                    =========         ========           ========

DILUTED EARNINGS PER COMMON SHARE:
                                                                                     $   0.23          $  0.57           $   0.46

   Cumulative effect of change in accounting principle                                      -            (0.15)                 -
                                                                                     --------         --------           --------
               Diluted earnings per common share                                     $   0.23         $   0.42           $   0.46
                                                                                     ========         ========           ========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                            24,637           25,730             26,835
                                                                                     ========         ========           ========



The accompanying notes are an integral part of these consolidated financial statements.

                                   RAINFOREST CAFE, INC.

                      Consolidated Statements of Shareholders' Equity

                             (In Thousands, Except Share Data)


                                                         Common Stock                                  Accumulated
                                                   -----------------------------                          Other
                                                                                      Retained        Comprehensive
                                                     Shares           Amount          Earnings             Income          Total
                                                   -------------  --------------  ---------------  ------------------  -------------
BALANCE, December 29, 1996                              25,780         $199,542         $ 4,412           $     -       $203,954
   Stock options exercised, net of tax effect
                                                           553            4,969               -                 -          4,969
   Employee stock purchases                                 33              402               -                 -            402
   Sale of written put options                               -            1,558               -                 -          1,558
   Common stock repurchased                                (15)            (194)              -                 -           (194)
   Net income                                                -                -          12,293                 -         12,293
                                                        ------         --------         -------           -------       --------

BALANCE, December 28, 1997                              26,351          206,277          16,705                 -        222,982
   Stock options exercised, net of
        tax effect
                                                            89              555               -                 -            555
   Employee stock purchases                                 72              644               -                 -            644
   Sale of put options                                       -            2,544               -                 -          2,544
   Change in put option obligation                           -           (5,136)              -                 -         (5,136)
   Common stock repurchased                             (1,861)         (23,256)              -                 -        (23,256)
   Comprehensive income -
       Net income                                            -                -          10,738                 -         10,738
       Net unrealized losses on marketable
       securities, net of tax                                -                -               -            (1,048)        (1,048)
       Foreign currency translation adjustment,
       net of tax                                            -                -               -               (97)           (97)
                                                                                                                        --------
      Total comprehensive income                             -                -               -                 -          9,593
                                                        ------         ---------        -------           -------       --------
BALANCE, January 3, 1999                                24,651          181,628          27,443            (1,145)       207,926
   Stock options exercised, net of
        tax effect                                          53              176               -                 -            176

   Employee stock purchases                                 59              293               -                 -            293
   Sale of put options                                       -            1,011               -                 -          1,011
   Change in put option obligation                           -           (2,030)              -                 -         (2,030)
   Common stock repurchased                             (1,517)          (9,757)              -                 -         (9,757)
   Comprehensive income -
      Net income                                             -                -           5,694                 -          5,694
      Net unrealized losses on marketable
      securities, net of tax                                 -                -               -            (1,050)        (1,050)
      Foreign currency translation adjustment,
      net of tax                                             -                -               -               129            129
                                                                                                                        --------
 Total comprehensive income                                  -                -               -                 -          4,773
                                                        ------         ---------        -------           -------       --------
BALANCE, January 2, 2000                                23,246         $171,321         $33,137           $(2,066)      $202,392
                                                        ======         =========        =======           =======       ========



The accompanying notes are an integral part of these consolidated financial statements.

                              RAINFOREST CAFE, INC.

                      Consolidated Statements of Cash Flows

                                 (In Thousands)

                                                                                      January 2,       January 3,     December 28,
                                                                                        2000              1999            1997
                                                                                   --------------   --------------  ---------------
OPERATING ACTIVITIES:
   Net income                                                                           $ 5,694          $ 10,738      $12,293
   Adjustments to reconcile net income to cash flows provided by operating activities-
         Depreciation of property, equipment and leasehold improvements                  20,430            15,190        6,862
         Amortization of deferred occupancy costs                                        (2,664)           15,284        3,934
         Change in accounting principle                                                       -             3,916            -
         Write-off of development and transaction costs                                     877                 -        2,230
         Asset impairment charge                                                          6,738                 -            -
         Deferred income tax benefit                                                     (1,121)              385        1,944
         Change in assets and liabilities-
            Accounts receivable and other                                                (3,719)          (14,571)      (8,097)
            Inventories                                                                   2,148            (4,486)      (3,840)
            Prepaid expenses                                                               (206)             (125)           -
            Preopening costs                                                                  -               630       (5,332)
            Accounts payable                                                             (2,500)             (238)         898
            Accrued liabilities                                                           1,778             1,135        5,029
                                                                                        -------          --------      -------
               Net cash provided by operating activities                                 27,455            27,858       15,921
                                                                                        -------          --------      -------
INVESTING ACTIVITIES:
    Proceeds from sale and maturity of available-for-sale securities                     34,669            97,142       52,799
    Purchases of available-for-sale securities                                          (30,065)          (70,761)     (31,502)
    Disbursement on related party note receivable                                        (1,700)                -            -
    Investment in Canadian Affiliate                                                     (2,320)                -            -
    Purchases of furniture, equipment and leasehold improvements, net                   (36,383)          (71,477)     (73,322)
    Purchases of other assets                                                              (151)           (4,217)      (1,475)
                                                                                        -------          --------      -------
               Net cash used in investing activities                                    (35,950)          (49,313)     (53,500)
                                                                                        -------          --------      -------
FINANCING ACTIVITIES:
   Proceeds from the sale of common stock and put options, net                            1,480             3,743        4,223
   Repurchase of common stock                                                            (9,757)          (23,256)        (194)
   Tenant allowances collected                                                           11,350             4,362        3,277
                                                                                        -------          --------      -------
               Net cash provided (used) by financing activities                           3,073           (15,151)       7,306
                                                                                        -------          --------      -------
Effect of exchange rate changes on cash and cash equivalents                                 39              (152)           -

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (5,383)          (36,758)     (30,273)

CASH AND CASH EQUIVALENTS, beginning of year                                             16,863            53,621       83,894
                                                                                        -------          --------      -------
CASH AND CASH EQUIVALENTS, end of year                                                   11,480            16,863      $53,621
                                                                                        =======          ========      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for-
         Income taxes                                                                     2,441             6,974        8,310


The accompanying notes are an integral part of these consolidated financial statements.

                              RAINFOREST CAFE, INC.

                   Notes to Consolidated Financial Statements

             January 2, 2000, January 3, 1999 and December 28, 1997


1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Rainforest Cafe, Inc. (the Company) owns, operates, and licenses themed restaurant/retail facilities (each a Unit). As of January 2, 2000, the Company owned and operated 27 Rainforest Cafe Units in the United States and licensed ten Units internationally. The first international licensed Unit opened in London, England in June, 1997. Nine additional units are located in Cancun, Mexico, Mexico City, Mexico (2 units), Manchester, England, Vancouver, Canada, Toronto, Canada (2 units), Hong Kong, Peoples' Republic of China and Paris, France. The Company intends to open three additional units in the United States during 2000.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Rainforest Cafe, Inc and its wholly-owned and majority-owned foreign subsidiaries. Investments in 20 percent to 50 percent-owned affiliates are accounted for using the equity method. Intercompany transactions have been eliminated in consolidation.

FISCAL YEAR

The Company has adopted a 52-53-week year ending on the Sunday nearest December 31 of each year. All references herein to "1999" represent the 52-week year ended January 2, 2000. All references to "1998" and "1997" represent the 53-week year ended January 3, 1999 and the 52-week year ended December 28, 1997, respectively.

CASH AND CASH EQUIVALENTS

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased, which are recorded at the lower of cost or market.

MARKETABLE SECURITIES

Marketable Securities consist of mutual funds, fixed corporate and municipal income securities, convertible fixed income securities, government securities, preferred stock and common stock. Marketable securities are stated at fair value based generally on quoted market price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of January 2, 2000 and January 3, 1999, all securities were designated as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity, if significant.

INVENTORIES

Inventories consist primarily of retail goods for resale and food and beverages used in restaurant operations and are recorded at the lower of cost or market value as determined by the retail inventory method on the first-in, first-out basis for retail goods and average cost for food and beverages. Inventories consisted of the following as of (in thousands):

                                                    January 2,       January 3,
                                                      2000             1999
                                                 ------------      ------------
        Retail goods                                   $7,926        $10,399
        Food and beverage                               1,117            792
                                                  ------------     ------------
                                                       $9,043        $11,191
                                                  ============     ============


PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred. Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives of 3 to 15 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the initial lease term. In the event that facts and circumstances indicate that the carrying amount of property may not be recoverable, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value is required.

Property and equipment consisted of the following as of (in thousands):

                                                    January 2,       January 3,
                                                      2000             1999
                                                  ------------     -------------
        Furniture, fixtures and equipment              $76,446        $ 61,226
        Leasehold improvements                         146,605         123,009
        Construction in progress                        11,005          10,088
                                                  ------------     -----------
                                                       234,056         194,323
        Accumulated depreciation and amortization      (48,014)        (25,341)
                                                  ------------     -----------
                                                      $186,042        $168,982
                                                  ============     ===========

LICENSING FEES

The Company has entered into eight exclusive license agreements to develop an aggregate of at least 21 Units over a ten year period in the United Kingdom and Ireland, Mexico, Canada, and certain countries in Asia and Europe. As of January 2, 2000, ten units were open. In many of the existing international license agreements, the Company is entitled to receive up-front area licensing fees and is entitled to receive a per Unit development fee as well as royalties ranging from 3% to 10% of gross revenues. Area licensing fees received are deferred and recognized on a pro rata basis as the licensed units subject to the area development agreements begin operations. Development fees are recognized when a licensed Unit begins operations, at which time the Company has performed its obligations related to such fees. Area licensing fees are nonrefundable. Licensing royalties are recognized as earned. Certain license agreements allow the Company to become an equity participant of up to 50% of each Unit developed.


INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return and separate state returns. Deferred income taxes are provided for differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates.

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options had been issued. Also included as common stock equivalents for diluted earnings are outstanding put options that are "in the money" and require the Company to repurchase its own common stock. The dilutive effect of these put options is computed using the reverse treasury stock method. The following table reconciles the number of shares utilized in the earnings per share calculations.

                                                                              1999            1998         1997
                                                                     -------------- --------------- ------------
       Net income                                                          $ 5,694        $ 10,738      $12,293
       Earnings per share - basic                                          $   .24         $   .42      $   .47
       Earnings per share - diluted                                        $   .23         $   .42      $   .46
       Weighted average common shares outstanding - basic                   24,204          25,387       25,988
       Effect of dilutive securities - stock options                           354             303          847
       Effect of dilutive securities - put options                              79              30
                                                                                                              -
       Weighted average common shares outstanding - diluted                 24,637          25,730       26,835

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

COMPREHENSIVE INCOME

On December 29, 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income, foreign currency translation gains (losses) and unrealized investment gains (losses). The adoption of SFAS No. 130 requires only additional disclosures in the financial statements; it does not effect the Company's financial position or results of operations.

PREOPENING COSTS

Effective December 29, 1997, the Company adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The effect of this accounting change was a charge to operations of $3.9 million, net of $2.2 million of related tax benefit for the unamortized balance of preopening costs and other start-up expenses as of December 28, 1997. Also, $2.4 million of preopening costs capitalized during 1998 have been expensed as preopening costs in the accompanying statements of operations.

RECLASSIFICATIONS

Certain reclassifications have been made in the financial statements for prior years to conform to the current presentation. Such reclassifications had no effect on net income.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is not required to adopt SFAS No. 133 until January 1, 2001, since SFAS No. 137. "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," amended the effective date of SFAS No. 133 to apply for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Company does not currently engage or plan to engage in derivative or hedging activities, there will be no impact to the Company's results of operations, financial position or cash flows upon adoption of this standard.


2. WRITE-OFF OF DEVELOPMENT AND TRANSACTION COSTS:

TERMINATION OF PLANNED UNITS

Subsequent to December 29, 1996 the Company determined that due to local building restrictions, future negotiations with Trump Taj Mahal would not result in a mutually agreeable space by both parties for the planned unit. The Company also determined that, due to Stratosphere's announcement that it was seeking a bankruptcy reorganization, the required space for such unit would not be delivered according to the required timeline. As such, on March 3, 1997, the Company announced that it would write off development costs related to previously planned units at Trump Taj Mahal (Atlantic City, New Jersey) and Stratosphere (Las Vegas, Nevada). The nonrecurring, pre-tax charge to earnings of approximately $1.9 million ($0.05 per share after taxes) was recorded during the first quarter of fiscal 1997.

CONVERTIBLE DEBT OFFERING

On December 3, 1997 the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of $100,000,000 aggregate principal amount of Convertible Subordinated Notes due 2003. On January 8, 1998 the Company withdrew the registration statement and wrote off all costs associated with the proposed debt offering ($295,000) during the fourth quarter of 1997.

TERMINATION OF MERGER AGREEMENT

On December 22, 1999, the Company announced that it had an agreement to merge with Lakes Gaming, Inc. Under the terms of the agreement, Rainforest Cafe shareholders were to receive .55 shares of Lakes common stock for each Rainforest share they owned. On January 24, 2000, the two parties mutually agreed to terminate the merger agreement. Costs associated with the proposed merger of $877,000 were charged to operations during the fourth quarter of 1999. The termination agreement called for a $2,000,000 termination fee payable to Lakes. While the merger agreement was terminated by mutual agreement, the fee continues to be payable if the Company consummates another merger within six months of the termination date.


3.   MARKETABLE SECURITIES:

A summary of securities classified as available for sale as of January 2, 2000 and January 3, 1999 is set forth below (in thousands):

                                                            Unrealized          Unrealized             Fair
                                               Cost           Gains              Losses                Value
                                          -------------  --------------  ------------------  ----------------
                    JANUARY 2, 2000
            U.S. Government                     $ 4,071          $  -              $  116            $ 3,955
            Municipal debt                        3,583             -                  40              3,543
            Mutual funds                          7,323            27                 370              6,980
            Equity                                4,157             -               1,161              2,996
            Other debt                            7,987            81               1,585              6,483
                                                -------         -----              ------            -------
            Securities available-for-sale
                                                $27,121          $108              $3,272            $23,957
                                                =======          ====              ======            =======


                                                             Unrealized         Unrealized             Fair
                                               Cost            Gains             Losses                Value
                                          -------------  ---------------  -----------------  ----------------
                   JANUARY 3, 1999
            U.S. Government                     $ 2,021          $  2              $    -            $ 2,023
            Municipal debt                       17,200           119                   -             17,319
            Mutual funds                             15             -                   -                 15
            Equity                                8,766           105               1,835              7,036
            Other debt                            3,069            60                  40              3,089
                                                -------          ----              ------            -------
            Securities available-for-sale
                                                $31,071          $286              $1,875            $29,482
                                                =======          ====              ======            =======

Gross gains of $526,000, $3,190,000 and $953,000 were realized during 1999, 1998 and 1997, respectively. Gross losses of $518,000, $2,461,000 and $71,000 were realized during 1999, 1998 and 1997, respectively.

Scheduled maturities of debt securities classified as available for sale as of January 2, 2000 were as follows (in thousands):

                                                                       Cost                  Fair Value
                                                                 --------------           --------------
            Less than one year                                          $ 1,100                  $ 1,003
            Due in 1-3 years                                              8,440                    7,760
            Due after 3 years                                             6,101                    5,218
                                                                        -------                  -------
            Total                                                       $15,641                  $13,981
                                                                        =======                  =======

4.   LONG-TERM DEBT:

The Company has an unsecured $6 million line of credit with a bank under a commercial revolving note, expiring June 2000, bearing interest at the bank's prime rate of interest, 8 1/2% at January 2, 2000. During fiscal 1999, 1998 and 1997 there were no cash borrowings on the line. As of January 2, 2000, $1.0 million in letters of credit were outstanding under this credit facility.

5.   RELATED PARTY TRANSACTIONS

At January 2, 2000, the Company holds a note receivable with a balance of $1,721,363 from an officer/director of the Company. The note arose from an advance made to such officer/director during the fourth quarter of 1999. The note bears an interest rate based on the broker loan rate of a national investment firm. The note is due on demand and at January 2, 2000 the interest rate on this note was 7.75%. The note is collaterized by 930,000 shares of the Company's common stock beneficially owned by such officer/director.

6.   SHAREHOLDERS' EQUITY:

STOCK SPLITS

On November 18, 1997, the Company's board of directors approved a three-for-two stock split in the form of a 50% stock dividend on its no par value common stock. The split was payable to shareholders of record as of December 26, 1997 and was effective January 15, 1998. All references to earnings per share, number of shares and share amounts have been retroactively restated throughout the accompanying financial statements to reflect these stock splits.

STOCK REPURCHASE PLAN

In January 1997 and as amended in January 1998, the Company's board of directors authorized, subject to certain business and market conditions, the purchase of up to 3.0 million shares of the Company's common stock. In January 1999, the Company's Board of Directors amended its stock repurchase program to provide that up to 2.0 million additional shares may be repurchased over a one-year period. Through January 2, 2000, the number of shares purchased under this plan was 3,378,000.

PUT OPTIONS

The Company utilizes put options as a part of its stock repurchase program. At January 2, 2000, put options to acquire approximately 1,300,000 shares of the Company's common stock were outstanding at exercise prices between $5.00 and $6.75 per share. The put options are callable on specific dates during 2000, and give a third party the right to sell shares of the Company's common stock at contractually specified prices to the Company. During 1999 and 1998, the Company settled put option obligations of 1,517,000 and 1,861,000 shares for cash of $9,757,000 and $23,256,000, respectively. The proceeds from the issuance of the put options were accounted for as additional paid-in-capital. The put option obligation on the balance sheet is the amount the Company would be obligated to pay if all the outstanding put options that were in-the-money at January 2, 2000 were exercised at the strike price without a cash settlement. As of January 2, 2000, and January 3, 1999, the cash settlement amount for all put options sold and outstanding would be approximately $7.2 and $7.1 million, respectively.


7.   ASSET IMPAIRMENT CHARGE

Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a non-cash asset impairment charge of $6,738,000 during the fourth quarter of 1999. The charge relates to the write-down of the long-lived assets at its Aventura Mall Unit in Miami, Florida. An impairment was recognized as the future undiscounted cash flow from this Unit and was estimated to be insufficient to recover the related carrying value of the long-lived assets related to this Unit. As a result, the carrying values of these assets were written-down to their estimated fair value, based on the Company's estimates of future discounted cash flows.


8.   INCOME TAXES:

The provision for income taxes consisted of the following (in thousands):


                                                                      1999         1998
                                                                    --------     --------
              Current:

                 Federal                                             $3,796       $6,499

                 State                                                  322          665

              Deferred                                               (1,121)         385
                                                                     ------       ------


                             Provision for income taxes              $2,997       $7,549
                                                                     ======       ======


The differences between the effective tax rate and income taxes computed using the federal statutory rate were as follows:


                                                                                      1999        1998
                                                                                     -----       -----
              Federal statutory rate                                                  35.0%       35.0%
              State income taxes, net of federal tax benefit                           3.0         3.0
              Tax exempt income                                                       (3.0)       (3.0)
              General business credits                                                (4.7)          -
              Other, net                                                               4.2        (1.0)
                                                                                     -----       -----

                                                                                      34.5        34.0%
                                                                                     =====       =====

The Company has recorded the following net deferred income taxes as of (in thousands):


                                                                        January 2,       January 3,
                                                                          2000              1999
                                                                        ----------      ----------
            Current deferred income tax benefits                           $11,198          $4,485
            Current deferred income taxes                                   (1,000)           (719)
                                                                        ----------      ----------
               Net current deferred income tax benefits                     10,198           3,766
                                                                        ----------      ----------
            Noncurrent deferred income tax benefits                          6,064           8,622
            Noncurrent deferred income taxes                               (15,449)        (12,696)
                                                                        ----------      ----------
               Net noncurrent deferred income taxes                         (9,385)         (4,074)
                                                                        ----------      ----------
               Net deferred income taxes                                       813           $(308)
                                                                        ==========      ==========

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows (in thousands):


                                                                        January 2,       January 3,
                                                                          2000              1999
                                                                        ----------       ---------
            Accelerated depreciation                                      $(15,436)       $(12,696)
            Landlord inducements                                             8,545           8,622
            Worker compensation accrual                                        804             576
            Preopening costs                                                   242             422
            Miscellaneous reserves                                             477             621
            Tax credit carryforwards                                         3,027           1,522
            Asset impairment charge                                          2,473               -
            Other accruals                                                     681             625
                                                                        ----------       ---------
                           Net deferred income taxes                        $  813          $ (308)
                                                                        ==========       =========



9.       STOCK OPTIONS:

STOCK OPTION AND COMPENSATION PLAN

The Company has a Stock Option and Compensation Plan as Amended (the Plan), pursuant to which options and other awards to acquire an aggregate of 3,750,000 shares of the Company's common stock may be granted to full-time employees of the Company. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plan. The Plan is administered by the Company's compensation committee which has the discretion to determine the number and purchase price of shares subject to stock options, which exercise prices may not be below 100% of the fair market value of the common stock on the date granted, the term of each option, and the time or times during its term when the option becomes exercisable. The Company has granted options on 2,326,000 shares through January 2, 2000, with vesting periods ranging from three to five years and maximum option terms of ten years.

The Company has a Directors' Stock Option Plan, whereby stock options granted to the Company's outside directors to acquire an aggregate of 300,000 shares of the Company's common stock. The Company has issued options on 32,000 shares as of January 2, 2000.

The Company also has a Non-executive Stock Option Plan, whereby stock options are granted to non-officer employees to acquire an aggregate of 2,500,000 shares of the Company's common stock. The Company has granted options on 2,057,000 shares through January 2, 2000.

A summary of the status of the Company's various stock option plans for the three-year period ended January 2, 2000 is presented in the table and narrative below:



                                  January 2, 2000                January 3, 1999              December 28, 1997
                               ------------------------     --------------------------    ---------------------------


                                              Weighted                      Weighted                       Weighted
                                               Average                       Average                       Average
                                              Exercise                      Exercise                       Exercise
                               Shares          Price         Shares          Price           Shares         Price
                              -----------   -----------    -----------    ------------    -----------    ------------
Outstanding, beginning
   of year
                                4,566,758   $     7.57        3,242,725    $      13.71       2,261,242   $        6.13
Granted                           961,000         5.45        5,646,733           10.44       1,844,251           19.06
Exercised                          52,600         2.54           88,751            5.15         553,614            3.95
Forfeited                         623,462         8.43        4,233,949           16.49         309,153            6.13
                              -----------   ----------     ------------    ------------    ------------   -------------
Outstanding,
   end of year
                                4,851,696   $     7.02        4,566,758     $      7.57       3,242,726   $       13.71
                             ============   ==========        =========     ===========    ============   =============
Exercisable,
   end of year
                                1,926,674   $     6.32        1,459,299     $      5.43         691,088   $        3.74
                             ============   ==========        =========     ===========    ============   =============
Weighted average fair
   value of
   options granted
                              $     3.19                          $4.42                    $      14.00
                             ============                     =========                    ============



The Company accounts for these plans under Accounting Principles Board (APB) Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted EPS would have been decreased to the following pro forma amounts:



                                                                        1999         1998         1997
                                                                     --------      -------      -------
              Net income:
                 As Reported                                          $  5,631      $10,738       $12,293
                 Pro Forma                                                 580        5,636         8,880

              Diluted earnings per share:
                 As reported                                          $   0.23      $  0.42       $  0.46
                 Pro forma                                                0.02         0.22          0.33


At January 2, 2000, 795,187 of the 4,851,696 options outstanding have exercise prices between $0.01 and $5.00, with a weighted average exercise price of $1.02 and a weighted average remaining contractual life of 6.0 years. The remaining 4,056,509 options have exercise prices between $5.01 and $16.00, with a weighted average exercise price of $8.55 and a weighted average remaining contractual life of 8.1 years.


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997: risk-free interest rates of 6.4% 4.8% and 5.8%, no expected dividend yields; expected lives of 6, 6 and 7 years; and expected volatility of 50%, 50%, and 60% respectively.

EMPLOYEE STOCK PURCHASE PLAN

The Company also has an Employee Stock Purchase Plan which allows employees to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company's common stock. Shares are purchased quarterly under this Plan at a price equal to 85% of the lesser of the market price on either the first or last day of the quarter. During 1999, 1998 and 1997, 59,000, 72,000 and 32,000 shares, respectively, were issued under the 1996 Plan, and at January 2, 2000, 170,000 shares were available for future issuance. The average price per share was $4.96, $8.96 and $17.57 in 1999, 1998 and 1997, respectively.

10.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company has entered into various operating leases for its existing and future units which typically have an initial lease term of ten to fifteen years with an option for renewal. All of these leases contain provisions for contingent rentals based on a percentage of gross revenues, as defined, and contain renewal options and provisions for payments of real estate taxes, insurance and common area costs. In addition, certain of these leases provide for tenant inducements and rent abatements. Total rent expense, including common area costs, real estate taxes and percentage rent, was $ 35,436,000, $26,983,000 and $10,942,000, for the years 1999, 1998 and 1997, respectively.

Future minimum rental payments (including four units which are not yet open and excluding percentage rents) are as follows as of January 2, 2000 (in thousands):


            2000                                                                                   18,211
            2001                                                                                   19,897
            2002                                                                                   20,078
            2003                                                                                   20,120
            2004                                                                                   20,016
            Thereafter                                                                             76,760
                                                                                                 --------
            Total                                                                                $175,082
                                                                                                 ========


BUILDING COMMITMENTS

At January 2, 2000, the Company was constructing four Units in which a lease has been executed. Construction costs to complete these four Units is estimated to be approximately $37,000,000. All of these Units are expected to be completed by January 3, 2001.

LOAN GUARANTY

The Company has guaranteed the borrowings of one of its foreign affiliates in which the Company has a 49% interest. The amount of the guaranty is limited to approximately $1,200,000. Borrowings by the affiliate under this agreement were approximately $1,700,000 at January 2, 2000.

LITIGATION

The Company is involved in various legal actions rising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or the results of its operations.


RETIREMENT SAVINGS PLAN

The Company offers a 401(k) savings and investment plan (the Plan) to employees who meet certain eligibility requirements such as 1 year of service, 1,000 hours worked during the year and age of 21. The Company makes matching contributions to the Plan up to a maximum percentage of each participating employee's annual investment. Matching and discretionary contributions to the Plan are authorized by the Company's compensations committee. The expense for the Plan was $235,000, $179,000 and $144,000 in 1999, 1998 and 1997, respectively.

11.  QUARTERLY DATA (UNAUDITED):

The following is a summary of quarterly consolidated results of operations for 1999 and 1998 (unaudited, in thousands, except per share data):


                                                    April 4,       July 4,         October 3,       January 2,
                                                      1999          1999             1999             2000
                                                  ------------   -----------     ------------      -----------
                     1999
Revenues                                            $ 59,761       $ 67,535        $ 72,205         $ 63,189
Income from unit operations and licensing              7,048          9,354           9,678           (3,020) (a)
Net income                                             2,712          3,884           3,580           (4,482) (a)
Diluted earnings per common share,
                                                        0.11           0.16            0.15            (0.19)


                                                    April 5,       July 5,         October 4,       January 3,
                                                      1998          1998             1998             1999
                                                  ------------   -----------     ------------      -----------
                     1998
Revenues                                             $44,626        $53,864         $56,011          $59,391
Income from unit operations and licensing              5,904          8,770           7,757            6,773
Net income before cumulative effect of change
   in accounting principle                             3,523          4,656           3,757            2,718
Diluted earnings per common share, before
   cumulative effect of change in accounting
   principle                                            0.14           0.18            0.15             0.11

(a) includes impairment charge of $6,738

12. SALE OF COMPANY

On February 9, 2000, Rainforest Cafe, Inc. and Landry's Seafood Restaurants, Inc. announced the signing of a definitive merger agreement. The agreement calls for each share of Rainforest common stock to be converted into $5.23 in cash, or
 .5816 shares of Landry's common stock, subject to mandatory proration. Cash payments shall not exceed 35% of the total purchase price of which, based upon an assumed value of $9.00 per share of Landry's common stock, would approximate $125,000,000. The merger will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities of Rainforest Cafe, based upon their estimated fair value. The transaction is subject to customary conditions including, among others, approval of Rainforest's shareholders and regulatory approvals and consents. Provided the transaction closes by July 24, 2000, the $2,000,000 termination fee included in the Lakes Gaming, Inc. Merger Agreement will be due to Lakes upon closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" in the Company's Proxy Statement, in connection with the Company's 2000 annual meeting of shareholders, if required, (the "2000" Proxy Statement") forwarded to stockholders prior to the Company's 2000 Annual Meeting of Shareholders, if required, is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information in the 2000 Proxy Statement, if required, beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation," is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 2000 Proxy Statement, if required, beginning immediately following the caption "Voting Securities and Principal Holders Thereof" to, but not including, the caption "Election of Directors," is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the 2000 Proxy Statement, if required, under the caption "Certain Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K




         ---------------------------

(a)(1)   FINANCIAL STATEMENTS

         Report of Independent Accountants
         Consolidated Balance Sheets at January 2, 2000 and January 3, 1999 Consolidated Statements of Operations for the three years ended January 2, 2000
         Consolidated Statements of Shareholders' Equity for the three years ended January 2, 2000
         Consolidated Statements of Cash Flows for the three years ended
         January 2, 2000

         Notes to Consolidated Financial Statements



(3)      Exhibits

2.1 Agreement and Plan of Merger dated as of February 9, 2000, by and among Rainforest Cafe, Inc., a Minnesota corporation, Landry's Seafood Restaurants, Inc., a Delaware corporation, and LSR Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Landry's. (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 9, 2000)

3.1 Articles of Incorporation, as amended (Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File No. 33-89256C (the "SB-2"))
3.2      By-laws (Incorporated herein by reference as Exhibit 3.2 of the SB-2)
10.1 Lease Agreement by and between Mall of America, Inc. and the Company dated March 31, 1994. (Incorporated herein by reference as Exhibit 10.1 of the SB-2)
10.2 Lease Agreement by and between the Company and Walt Disney World dated September 6, 1995. (Incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, File No. 33-99836 (the "S-1"))
10.3 Company's 1995 Stock Option and Compensation Plan. (Incorporated herein by reference as Exhibit 10.3 of the SB-2)
10.4 Indemnification Agreement dated April 6, 1995 by and between the Company and Steven Schussler. (Incorporated herein by reference as Exhibit 10.16 of the SB-2)
10.5 Form of Director Stock Option Agreement dated April 7, 1995. (Incorporated herein by reference as Exhibit 10.1 of the SB-2)
10.6 Lease Agreement by and between the Company and Trump Taj Mahal Associates dated December 6, 1995. (Incorporated herein by reference to Exhibit 10.10 of the S-1)
10.7 Company's 1996 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K for the fiscal year ended December 29, 1996)
10.8 Company's 1997 Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 28, 1997)
10.9 Company's 1998 Non-Executive Stock Option Plan. (Incorporated herein by reference to exhibit 10.9 of the Company's Form 10-K for the fiscal year ended January 3, 1999)
10.10 Termination agreement dated January 24, 2000 by and between the Company and Lakes Gaming, Inc.(Incorporated herein by reference to exhibit 10 to the Company's Current Report on Form 8-K dated January 24, 2000)
21.      Subsidiaries of Company.
23.1     Consent of Independent Public Accountants

(b)      Reports on Form 8-K.

         On December 23, 1999, during the last quarter of the period covered by this Form 10-K, the Company filed one report on Form 8-K. The Form related to the Merger Agreement between Lakes Gaming, Inc. and the Company. The report included, as exhibits, (i) the Agreement and Plan of Merger outlining the terms of the proposed merger and (ii) the press release issued by Lakes Gaming, Inc. and Rainforest Cafe, Inc. announcing the Merger Agreement.

         On January 25, 2000, the Company filed a report on Form 8-K. The Form related to the termination of the Merger Agreement between Lakes Gaming, Inc and the Company. The report included as exhibits (1) the Termination Agreement and (ii) the press release issued by Lakes Gaming, Inc and Rainforest Cafe, Inc announcing the termination agreement.

         On February 18, 2000 the Company filed a report on Form 8-K. The Form related to the Merger Agreement between Landry's Seafood Restaurants, Inc. and the Company dated February 9, 2000. The reported included, as exhibits, (i) Agreement and Plan of Merger outlining the terms of the proposed merger and (ii) the press release issued by the Company announcing the Merger Agreement.

27.      Financial Data Schedule.

----------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               RAINFOREST CAFE, INC.
                                                 Registrant

Date:   February 28, 2000             By: /s/ Lyle Berman
                                        ----------------------------------------
                                               Name: Lyle Berman
                                               Title: Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2000.


NAME                                                         TITLE
----                                                         -----
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

/s/ Kenneth W. Brimmer                                       President, Secretary, Treasurer and Director
------------------------------------------------------------
Kenneth W. Brimmer

/s/ Steven W. Schussler                                      Senior Vice President and Director
------------------------------------------------------------
Steven W. Schussler

/s/ Ercu Ucan                                                Senior Vice President and Director
------------------------------------------------------------
Ercu Ucan

/s/ David L. Rogers                                          Director
------------------------------------------------------------
David L. Rogers

/s/ Joel N. Waller                                           Director
------------------------------------------------------------
Joel N. Waller
                                                             Chief Financial Officer (principal financial officer
/s/ Robert V. Hahn                                           and principal accounting officer)
------------------------------------------------------------
Robert V. Hahn