Form 10-K405/A
period 2000-01-02
RAINFOREST CAFE INC
filed 2000-05-01
CIK 924919

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-K/A

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All of the persons listed below are now serving as directors of the Company:

         LYLE BERMAN, age 58, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in February 1994. Mr. Berman has been Chairman of the Board of Lakes Gaming since June 1998. Mr. Berman was Chief Executive Officer of Grand Casinos, Inc. from October 1990 to March, 1998 and had been Chairman of the Board of Grand Casinos, Inc. and its predecessor since October 1990. Mr. Berman is also a director of G-III Apparel Group, New Horizons Kids Quest, Inc., Park Place Entertainment Corporation and Wilsons-The Leather Experts, Inc. ("Wilsons"). Mr. Berman was Chief Executive Officer and Chairman of Stratosphere Corporation from July 1996 through July 1997. Stratosphere Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 1997.

         KENNETH W. BRIMMER, age 44, has been President of the Company since April 1997, a Director of the Company since August 1996, Treasurer since September 1995 and involved with the Company in various capacities since its inception. Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from October 1990 to January 1998 as Special Assistant to the Chairman and Chief Executive Officer, Lyle Berman. Mr. Brimmer is also a director of New Horizons Kids Quest, Inc. and Oxboro Medical International, Inc.

         STEVEN W. SCHUSSLER, age 44, has been Senior Vice President - Development of the Company since its incorporation in February 1994 and a director of the Company since January 1995.

         ERCUMENT UCAN, age 44, has been Senior Vice President - Retail of the Company since its incorporation in February 1994 and a director of the Company since January 1995.

         DAVID L. ROGERS, age 57, has been a director of the Company since January 1995. Since April 1992, Mr. Rogers has been President and Chief Operating Officer of Wilsons. Mr. Rogers is also a director of Lakes Gaming, Inc.

         JOEL N. WALLER, age 60, has been a director of the Company since January 1995. Mr. Waller has been Chairman and Chief Executive Officer of Wilsons since March 1992. Mr. Waller is also a director of Lakes Gaming, Inc. and of Damark International, Inc.


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the cash and noncash compensation from January 1, 1997 through January 2, 2000 awarded to or earned by the Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer during such period:

                           SUMMARY COMPENSATION TABLE


                                                                                         LONG-TERM
                                             ANNUAL                COMPENSATION        COMPENSATION
                                        ----------------------------------------        SECURITIES
                                        FISCAL   SALARY           OTHER ANNUAL          UNDERLYING
    NAME AND PRINCIPAL POSITION          YEAR     ($)            COMPENSATION($)         OPTIONS
    ---------------------------          ----     ---            ---------------         -------
  Lyle Berman.........................   1999           0                    0                 0
  Chairman of the Board and              1998           0                    0           750,000(1)
  Chief Executive Officer                1997           0                    0           450,000(2)

  Kenneth W. Brimmer(3)...............   1999     220,192                    0                 0
  President                              1998     162,500                    0           300,000(1)
                                         1997           0                    0            37,500(2)

Steven W. Schussler...................   1999     199,615                    0                 0
Senior Vice President -- Development     1998     171,538                    0           125,000(1)
                                         1997     149,231               26,877           112,500(2)

Ercument Ucan.........................   1999     199,615                    0                 0
  Senior Vice President -- Retail        1998     171,538                    0           125,000(1)
                                         1997     149,231               27,068           112,500(2)

Charly Robinson (4)...................   1999     175,769                    0                 0
  Senior Vice President - Operations     1998     137,307               53,579(5)        110,000(1)
                                         1997     114,615               18,000            60,000(2)

------------------------------
  (1) Includes options granted in exchange for previously granted options which were canceled in connection with the issuance of replacement grants in Fiscal 1998.

  (2) These options have been canceled in connection with the issuance of replacement grants in Fiscal 1998.

  (3) Prior to January 1, 1998, the Company paid Grand Casinos, Inc. consulting fees for the services of Mr. Brimmer. Effective January 1, 1998, Mr. Brimmer became a full-time employee of the Company.

  (4) Mr. Robinson became Senior Vice President of Operations in August 1998. Previously and since January 1997, Mr. Robinson was a Regional Vice President of Operations.

  (5) Other Annual Compensation consists of $18,579 relocation reimbursements and a $35,000 bonus.

                          OPTION GRANTS IN FISCAL 1999

No stock options were granted during fiscal 1999 to the Company's executive officers named in the Summary Compensation Table.


                 AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND
                          FISCAL YEAR-END OPTION VALUES

         The following table summarizes information with respect to options held by the executive officers named in the Summary Compensation Table and the value of the options held by such persons at the end of the year ended January 2, 2000 ("Fiscal 1999").


                                                                                          VALUE OF UNEXERCISED
                                                             NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS
                                                             OPTIONS AT FY-END (#)             FY-END ($)(1)
                                    SHARES       VALUE    ---------------------------         -------------
                                  ACQUIRED ON   REALIZED
NAME                              EXERCISE (#)    ($)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                              ------------  --------  -----------   -------------   -----------  -------------
Lyle Berman ...............           0           0          330,000        420,000             0           0
Kenneth W. Brimmer.........           0           0          132,000        168,000             0           0
Steven W. Schussler........           0           0           94,000         70,000        65,910           0
Ercu Ucan .................           0           0          441,250         70,000     1,393,350           0
Charly Robinson ...........           0           0           62,200         74,800             0           0

------------------------------
(1) Based upon the closing sales price as reported on the Nasdaq National Market System, of the Company's Common Stock on December 31, 1999.

DIRECTOR COMPENSATION

         Directors receive no fees for serving as directors. Pursuant to the Company's 1997 Director Stock Option Plan, the Company granted options in November 1997 to each of Messrs. Rogers and Waller to acquire 18,750 shares of Common Stock at an exercise price of $24.08 per share. In February 1995, the Company granted to each of Messrs. Rogers and Waller options to acquire 56,250 shares of Common Stock at an exercise price of $2.27 per share. All director options vest on a pro-rata basis on the first, second and third anniversaries of the date of grant. In April 1998, Messrs. Rogers and Waller exchanged the options granted in November 1997 for 15,938 options each exercisable at $16.00 per share, which exceeded the market price of the Company's Common Stock on the date such replacement options were issued.

         In August 1996, the Company granted director options to Mr. Brimmer to acquire 37,500 shares of Common Stock at an exercise price of $16.43 per Share. In September 1997, the Company granted to Mr. Brimmer options pursuant to the 1997 Director Stock Option Plan to acquire 37,500 shares of Common Stock at an exercise price of $21.42 per share.

         In April 1998, the 37,500 options granted to Mr. Brimmer at $21.42 per share were exchanged for 31,875 replacement options at $16.00 per share. In October 1998, these 31,875 options were canceled as director options and, in combination with the cancellation of 200,000 employee stock options granted in April 1998 at $15.00 per share, were exchanged for 300,000 employee stock options at $8.50 per share. As of fiscal year-end, Mr. Brimmer had no outstanding director stock options and 300,000 outstanding employee stock options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Stock Option and Compensation Committee (the "Compensation Committee") consists of David L. Rogers and Joel N. Waller. Messrs. Rogers and Waller are directors and executive officers of Wilsons. Lyle Berman, Chairman of the Board and Chief Executive Officer of the Company is a director of Wilsons.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Decisions on compensation of the Company's executives generally have been made by the Compensation Committee of the Board presently composed of David
L. Rogers and Joel N. Waller, each nonemployee directors of the Company. All decisions by the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by the full Board. Pursuant to rules designed to enhance disclosure of the Company's policies toward executive compensation, set forth below is a report prepared by the Compensation Committee addressing the compensation policies for the Company for Fiscal 1999 as they affected the Company's executive officers.

         The Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation that integrate pay with the Company's annual objectives and long-term goals, reward above-average corporate performance, recognize individual achievements, and assist the Company in attracting and retaining qualified executives. Executive compensation is set at levels that the Compensation Committee believes to be consistent with others in the Company's industry.

         There are three elements in the Company's executive compensation program, all determined by individual and corporate performance.

         -        Base salary compensation

         -        Annual incentive compensation

         -        Stock options

         Total compensation opportunities are competitive with those offered by employers of comparable size, growth and profitability in the Company's industry.

         Base salary compensation is determined by the potential impact the individual has on the Company, the skills and experiences required by the job, and the performance and potential of the incumbent in the job. To date, no executive officer of the Company has received compensation that exceeds $1 million per year.

         Annual incentive compensation for executives of the Company is based primarily on corporate operating earnings, revenue growth and the Company's positioning for future results, but also includes an overall assessment by the Compensation Committee of executive management's performance, as well as market conditions.

         Awards of stock grants under the Company's 1995 Stock Option and Compensation Plan (the "1995 Plan") are designed to promote the identity of long-term interests between the Company's executives and its shareholders and assist in the retention of executives and other key employees. The 1995 Plan also permits the Committee to grant stock options to key personnel. In October 1996, the Compensation Committee adopted a policy whereby the Company's President is authorized to make grants to non-executive employees, subject to established criteria by the Compensation Committee and subject to the Compensation Committee's ratification. Options become exercisable based upon criteria established by the Company. In March 1998, the Board also adopted the 1998 Non-Executive Stock Option Plan (the "1998 Plan") pursuant to which 1,000,000 shares were reserved for issuance for grants to Company employees who are not executive officers of the Company.

         The Compensation Committee surveys employee stock option programs of companies with similar capitalization to the Company prior to recommending the grant of options to executives. While the value realizable from exercisable options is dependent upon the extent to which the Company's performance is reflected in the market price of the Company's Common Stock at any particular point in time, the decision as to whether such value will be realized in any particular year is determined by each individual executive and not by the Compensation Committee. Accordingly, when the Compensation Committee recommends that an option be granted to an executive, that recommendation does not take into account any gains realized that year by that executive as a result of his or her individual decision to exercise an option granted in a previous year.

         In April 1998, the Compensation Committee approved a plan pursuant to which employees, including executive officers, having options granted under the 1995 Plan were entitled to cancel and exchange such options for 15% fewer options having an exercise price of $16.00 per share, which exceeded the average closing price of the Company's Common Stock on the date of exchange of $15.50 per share. Additionally, each April 1998 replacement grant of options contained a new vesting schedule pursuant to which options would vest in a pro rata portion on the first, second and third anniversary of the grant. Options to purchase 1,255,502 shares of Common Stock were exchanged for options to purchase 1,067,177 shares of Common Stock pursuant to this plan.

         In October 1998, the Compensation Committee approved a plan pursuant to which employees, including executive officers, were entitled to cancel and exchange previously issued stock options having an exercise price of $8.50 per share, which exceeded the average closing price of the Company's Common Stock on the date of exchange of $5.875. Such options vested over a five year period beginning one year after the date of exchange, except that a portion equal to 7.5% of the options granted vested immediately for each year of service. Options to purchase 2,050,277 shares of Common Stock were exchanged for options to purchase 2,050,277 shares of Common Stock pursuant to this plan.

         The Compensation Committee believes that, given the Company's salary structure, stock options are a critical component of the compensation offered by the Company to promote long-term retention of key employees, motivate high levels of performance and recognize employee contributions to the success of the Company. Prior to the issuing replacement grants, the exercise price of a majority of the outstanding options held by employees was in excess of the market price, and the Committee believed that such options were no longer an effective tool to encourage employee retention or to motivate high levels of performance. The replacement grant program was generally available to all executive officers and employees of the Company.

         In September 1997, the Compensation Committee granted options under the Plan to purchase 450,000 shares of Common Stock to Lyle Berman, Chairman of the Board and Chief Executive Officer. The Compensation Committee believed it is in the best long-term interests of the Company's shareholders to provide incentives to Mr. Berman who has received no cash compensation or other stock options from the Company since its inception. As an employee of the Company, Mr. Berman was offered the same exchange option in April 1998 to exchange stock options previously issued with a replacement grant of a lower number of options at a lower exercise price. Pursuant to such offer Mr. Berman exchanged 450,000 options exercisable at $21.42 per share for 382,500 options at $16.00 per share with a new three year vesting schedule. In October 1998, Mr. Berman exchanged such options and received a new grant of options for an aggregate grant of 750,000 options exercisable at $8.50 per share over a five year period beginning one year after such date provided that 225,000 options vested immediately reflecting his four years of service to the Company. The Compensation Committee believed that such additional options provided incentives for Mr. Berman, who receives no cash compensation for his services.



                                 DAVID L. ROGERS
                                 JOEL N. WALLER

STOCK PERFORMANCE GRAPH

The Securities and Exchange Commission requires that the Company include in this Proxy Statement a line-graph presentation comparing cumulative, five-year return to the Company's shareholders (based on appreciation of the market price of the Company's Common Stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or peer group index constructed by the Company. The following presentation compares the Company's Common Stock price in the period from April 7, 1995 (the date of the Company's initial public offering) to January 2, 2000, to the S&P 500 Stock Index and to a "peer group" index created by the Company over the same period. The "peer group" index consists of the common stock of: Applebee's International, The Cheesecake Factory, Brinker International, Outback Steakhouse, Dave & Buster's, Landry's Seafood Restaurant, Lone Star Steakhouse & Saloon, Rock Bottom Restaurants, Show Biz Pizza Time and Uno Restaurant Corp. These corporations are involved in various aspects of the restaurant industry. The presentation assumes that the value of an investment in each of the Company's Common Stock, the S&P 500 Index, and the peer group index was $100 on April 7, 1995, and that any dividends paid were reinvested in the same security.

                                  [LINE GRAPH]

  -------------------------------------------------------------------------------------------------------------
  TOTAL RETURN ANALYSIS
                               4/7/95       12/29/95     12/31/96      12/31/97      12/31/98      12/31/99
  -------------------------------------------------------------------------------------------------------------
  RAINFOREST CAFE              $ 100.00     $ 547.73      $ 640.90      $ 899.99      $ 248.01      $ 162.36
  -------------------------------------------------------------------------------------------------------------
  PEER GROUP                   $ 100.00     $  99.54      $ 116.67      $ 130.37      $ 157.27      $ 172.27
  -------------------------------------------------------------------------------------------------------------
  S&P 500                      $ 100.00     $ 123.84      $ 152.26      $ 203.05      $ 261.07      $ 316.00
  -------------------------------------------------------------------------------------------------------------

Source: Carl Thompson Associates www.ctaonline.com (800) 959-9677. Data from Bloomberg Financial Markets.

Note: Rock Bottom Restaurants, a member of the peer group, was acquired by RB Capital effective August 11, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company has outstanding one class of voting securities, Common Stock, no par value, of which 23,272,232 shares were outstanding as of the close of business on the Record Date. Each share of Common Stock is entitled to one vote on all matters put to a vote of shareholders.

         The following table sets forth as of April 18, 2000 certain information regarding the beneficial ownership of shares of Common Stock by each director of the Company, each of the executive officers listed in the Summary Compensation Table, each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of the directors and executive officers is 720 South Fifth Street, Hopkins, Minnesota 55343.

NAME OF BENEFICIAL OWNER                      NUMBER           PERCENTAGE
------------------------                      ------           ----------
Lyle Berman(1).............................    1,524,749             6.6%
Steven W. Schussler(2).....................      969,000             4.2%
Ercument Ucan(3)...........................      393,968             1.7%
Kenneth W. Brimmer(4)......................       56,128              *
David L. Rogers(5).........................      117,188              *
Joel N. Waller(6)..........................       74,375              *
Charly Robinson.. .........................          587              *
All directors and executive officers as a
  group (nine persons).....................    3,140,690            13.5%
State of Wisconsin Investment Board (7)....    2,600,000            11.2%
         P.O. Box 7842
         Madison, WI  53707

-------------------------
  *  Less than 1%.

 (1) The address of such reporting person is 130 Cheshire Lane, Minnetonka, Minnesota 55305.

 (2) Includes 39,000 shares not outstanding but deemed beneficially owned by virtue of Mr. Schussler's right to acquire such shares within 60 days.

 (3) Includes 386,250 shares not outstanding but deemed beneficially owned by virtue of Mr. Ucan's right to acquire such shares within 60 days.

 (4) Includes 10,000 shares not outstanding but deemed beneficially owned by virtue of Mr. Brimmer's right to acquire such shares within 60 days.

 (5) Includes 52,250 shares not outstanding but deemed beneficially owned by virtue of Mr. Roger's right to acquire such shares within 60 days.

 (6) Includes 52,250 shares not outstanding but deemed beneficially owned by virtue of Mr. Waller's right to acquire such shares within 60 days.

 (7) Based solely upon the most recent Schedule 13G on file with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999, the Company advanced $1,700,000 to Stephen Schussler, Senior Vice President and Director of the Company. The Company has received a demand note for the advance amount that bears an interest rate based on the broker loan rate of a national investment firm. The note is collaterized by 930,000 shares of the Company's common stock beneficially owned by Mr. Schussler.

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