Form 10-Q
period 2000-04-02
RAINFOREST CAFE INC
filed 2000-05-17
CIK 924919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO
                                                  ----    -----

                         COMMISSION FILE NUMBER 0-27366

                              RAINFOREST CAFE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MINNESOTA                             41-1779527
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


                                   YES X     NO
                                      ----      -----

Number of shares of Common Stock, no par value per share outstanding as of May 15, 2000: 22,647,373

                              RAINFOREST CAFE, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       Page number

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets as of
                 April 2, 2000 and January 2, 2000.........................2

                 Consolidated Statements of Operations for the thirteen weeks ended April 2, 2000 and thirteen weeks ended April 4, 1999.......................................3

                 Consolidated Statements of Cash Flows for the thirteen weeks ended April 2, 2000 and thirteen weeks ended April 4, 1999.......................................4

                 Condensed Notes to Consolidated Financial Statements......5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............6

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings........................................13

         Item 6. Exhibits and Reports on Form 8K..........................14

         Signature Page...................................................15

                              RAINFOREST CAFE, INC.
                           Consolidated Balance Sheets
                                   (UNAUDITED)

                                                                  April 2,   January 2,
(In Thousands)                                                     2000        2000
                                                                ---------    ---------
                               ASSETS
Current Assets:
   Cash and cash equivalents                                    $   1,647    $  11,480
   Marketable securities available-for-sale                        22,244       23,957
   Deferred income taxes                                           10,198       10,198
   Inventories                                                      8,996        9,043
   Accounts receivable and other                                    7,905        8,027
   Prepaid expenses                                                 3,703        2,986
   Note receivable from related party                               1,756        1,721
                                                                ---------    ---------
        Total current assets                                       56,449       67,412

Property, Equipment and Leasehold Improvements, net               192,671      186,042

Other Assets                                                        7,828        8,262
                                                                ---------    ---------
Total Assets                                                    $ 256,948    $ 261,716
                                                                =========    =========


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                             $   1,574    $   4,397
   Accrued liabilities-
     Payroll and payroll taxes                                      4,068        2,492
     Other                                                          9,079        7,282
                                                                ---------    ---------

        Total current liabilities                                  14,721       14,171

Deferred Occupancy Costs                                           27,478       27,434

Deferred Income Tax                                                 9,385        9,385
                                                                ---------    ---------
        Total liabilities                                          51,584       50,990

Minority Interest                                                     869        1,168

Put Options                                                         3,191        7,166

Commitments and Contingencies

Shareholders' Equity:
   Common stock, no par value, 50,000 shares authorized;
   22,722 and 24,549 issued and outstanding                       172,190      171,321
   Retained earnings                                               31,562       33,137
   Cumulative other comprehensive loss                             (2,448)      (2,066)
                                                                ---------    ---------

        Total shareholders' equity                                201,304      202,392
                                                                ---------    ---------

Total Liabilities and Shareholders' Equity                      $ 256,948    $ 261,716
                                                                =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Thirteen Weeks   Thirteen Weeks
                                                              Ended          Ended
(In Thousands, Except Per Share Data)                   April 2, 2000    April 4, 1999
                                                        -------------    -------------
Revenues:
   Restaurant sales                                         $ 50,231        $ 46,076
   Retail sales                                               10,480          12,766
   Licensing fees and royalties                                  458             919
                                                            --------        --------
        Total revenues                                        61,169          59,761
                                                            --------        --------

Costs and Expenses:
   Food and beverage costs                                    11,869          10,649
   Cost of retail goods sold                                   5,038           6,356
   Restaurant operating expenses                              31,571          26,420
   Retail operating expenses                                   4,182           4,011
   Depreciation and amortization                               5,436           4,337
   Preopening costs                                              904             940
                                                            --------        --------
        Total costs and expenses                              59,000          52,713
                                                            --------        --------

        Income from Unit Operations and Licensing              2,169           7,048
                                                            --------        --------

Other (Income) Expenses:
   General, administrative and development expenses            4,008           3,637
   Interest income                                              (602)           (861)
   Transaction costs                                             985              --
   Equity in (earnings) loss of unconsolidated affiliates        202             163
                                                            --------        --------
        Total other (income) expenses                          4,593           2,939
                                                            --------        --------

Income before Income Taxes                                    (2,424)          4,109

Provision for Income Taxes                                      (849)          1,397
                                                            --------        --------

        Net income (loss)                                   $ (1,575)       $  2,712
                                                            ========        ========

BASIC EARNINGS PER COMMON SHARE:

  Basic earnings per common share                           $  (0.07)       $   0.11
                                                            ========        ========

Basic Weighted Average Shares Outstanding                     23,272          24,584
                                                            ========        ========

DILUTED EARNINGS PER COMMON SHARE:

  Diluted earnings per common share                         $  (0.07)       $   0.11
                                                            ========        ========

Diluted Weighted Average Shares Outstanding                   23,723          24,918
                                                            ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Thirteen Weeks    Thirteen Weeks
                                                                         Ended             Ended
                                                                       April 2,           April 4,
(In Thousands)                                                           2000               1999
                                                                     --------------    ---------------
Operating Activities:
  Net income (loss)                                                    $ (1,575)          $  2,712
  Adjustments to reconcile net income to net cash
   flows from operating activities-
      Depreciation of property, equipment and leasehold improvements      5,801              5,116
      Amortization of deferred occupancy costs and other                    620               (463)
      Transaction costs                                                     985                 --
      Equity in (earnings) loss of unconsolidated affiliates                202                163
      Change in operating assets and liabilities-
         Accounts receivable                                               (971)            (2,055)
         Inventories                                                         47                131
         Prepaid expenses and other                                        (717)            (1,001)
         Accounts payable                                                (2,823)              (221)
         Accrued liabilities                                              2,388              2,127
                                                                       --------           --------
           Net cash provided by operating activities                      3,957              6,509
                                                                       --------           --------

Investing Activities:
    Proceeds from sale and maturity of available-for-sale securities     11,198              9,308
    Purchases of available-for-sale securities                           (9,873)            (4,550)
    Purchases of property, equipment and leasehold
        improvements, net of landlord reimbursements                    (13,006)           (10,771)
    Other                                                                   (67)                --
                                                                       --------           --------
           Net cash (used in) investing activities                      (11,748)            (6,013)
                                                                       --------           --------

Financing Activities:
   Proceeds from the sale of common stock and put options, net              165                797
   Repurchase of common stock                                            (3,265)              (929)
   Tenant allowances collected                                            1,058              2,048
                                                                       --------           --------
           Net cash provided by (used in) financing activities           (2,042)             1,916
                                                                       --------           --------

Increase (decrease) in Cash and Cash Equivalents                         (9,833)             2,412

Cash and Cash Equivalents, beginning of period                           11,480             16,863
                                                                       --------           --------

Cash and Cash Equivalents, end of period                               $  1,647           $ 19,275
                                                                       ========           ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Income taxes                                                              1                 12


The accompanying notes are an integral part of these consolidated financial statements.

                             RAINFOREST CAFE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 2, 2000
                                   (UNAUDITED)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include all accounts of Rainforest Cafe, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10k for the fiscal year ended January 2, 2000. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

The preparation of the financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

(2)  NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is not required to adopt SFAS until January 1, 2001, since SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," amended the effective date of SFAS No. 133 to apply for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Company does not currently engage or plan to engage in derivative or hedging activities, there will be no impact to the Company's results of operations, financial position or cash flows upon adoption of this standard.

(3)  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation and to improve comparability with other restaurant entities.

(4)  RECENT DEVELOPMENTS

On February 9, 2000, Landry's Seafood Restaurants, Inc. ("Landry's") and the Company announced that they had entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, Landry's and LSR Acquisition Corp., a wholly owned subsidiary of the Landry's ("Merger Sub").

On April 26, 2000, the Company and Landry's announced that they would not proceed with their proposed merger transaction and entered into a mutual termination agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, founded in February 1994, owns, operates, and licenses themed restaurant/retail facilities (each a "Unit") under the name "Rainforest Cafe (R)
- A Wild Place to Shop and Eat(R)." As of May 15, 2000, the Company owned and operated 29 Units in the United States and licensed eleven Units outside of the United States. Rainforest Cafe Units range in size from the Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota, which is approximately 15,000 square feet, to the 34,000 square foot Unit located at Disney's Animal Kingdom at Walt Disney World(R) in Orlando, Florida.

The Company's revenue consists primarily of sales from its restaurant and retail operations that are combined within each of the Company's Units. Comparable Unit sales include the sales of Units open for the full period of each period being compared. New Units enter the comparable sales base at the beginning of the nineteenth month of operation. As of May 15, 2000 the Company has opened one additional domestic Unit during the second quarter of 2000. One additional Unit is planned to open at Fisherman's Wharf in San Francisco, California in the second quarter of 2000. Because the Company anticipates continued expansion, period to period comparisons may not be meaningful.

In addition to operations in the United States, the Company has pursued international growth opportunities through licensing arrangements. The Company has entered into ten exclusive license agreements to develop up to 29 Units, of which eleven are currently open, over the next ten years in the United Kingdom and Ireland, Mexico, Canada, France, and certain cities and countries in Asia and South America.

These agreements have royalties ranging from 3% to 10% of Unit sales. All agreements, with the exception of the agreement relating to the United Kingdom and Ireland, have area licensing fees that are proportionate to market size and economic potential. Certain agreements, such as the agreement relating to the United Kingdom and Ireland, allow the Company to become an equity participant of 20%-50% of each Unit developed. The agreement for Canadian development is a 50/50 joint venture with the Elephant and Castle Group located in Vancouver, Canada. In addition, during the third quarter of 1999, the Company purchased a beneficial ownership of a 75% equity interest in Yorkdale Rainforest Restaurant, Inc. (a Canadian federal corporation) which owns 100% of the Unit in the Yorkdale Shopping Centre located in North York, Ontario, Canada. Elephant and Castle is the beneficial owner of the 25% minority interest in Yorkdale Rainforest Restaurant, Inc.. The results of this entity are consolidated with the Company's other wholly-owned and majority owned subsidiaries. The Agreement with Jungle Investments Limited (JIL) to develop Hong Kong, Macau, Taiwan and Shanghai allowed the Company to purchase 20% equity in JIL as well as 20% equity in the Unit opened in Hong Kong. The Company believes four additional licensed Units will be opened during 2000.

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

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                                                      Thirteen Weeks    Thirteen Weeks
                                                                           Ended             Ended
                                                                       April 2, 2000     April 4, 1999
                                                                       -------------     -------------
Revenues
   Restaurant sales                                                         82.1%              77.1%
   Retail sales                                                             17.1               21.4
   Licensing fees                                                             .8                1.5
                                                                           -----              -----
      Total revenues                                                       100.0              100.0
                                                                           =====              =====
Costs and Expenses
   Food and beverage costs (1)                                              23.6               23.1
   Cost of retail goods sold (2)                                            48.1               49.8
   Restaurant operating expenses (1)                                        62.9               57.3
   Retail operating expenses (2)                                            39.9               31.4
   Depreciation and amortization (3)                                         9.0                7.4
   Preopening expenses (3)                                                   1.5                1.6
                                                                           -----              -----
      Total costs and expenses                                              96.5               88.2
                                                                           -----              -----
Income from Unit Operations and Licensing                                    3.5               11.8
                                                                           -----              -----
Other (Income) Expense:
   General, administrative and development                                   6.6                6.1
   Interest income                                                          (1.0)              (1.4)
   Transaction costs                                                         1.6                  -
   Equity in (earnings) loss of unconsolidated affiliates                     .3                 .2
                                                                           -----              -----
      Total other expenses                                                   7.5                4.9
                                                                           -----              -----
Income (Loss) before Income Taxes                                           (4.0)               6.9

Provision for Income Taxes                                                  (1.4)               2.4
                                                                           -----              -----
       Net Income                                                           (2.6)%              4.5%
                                                                           =====              =====

     (1) Percentage of restaurant sales
     (2) Percentage of retail sales
     (3) Percentage of restaurant and retail sales

Results of operations for the quarter ended April 2, 2000, reflect the operations of twenty-four mall Units and four freestanding Units open during the quarter. The Unit at West Farms Mall in Hartford, Connecticut was open for 55 days during the first quarter of 2000.

THIRTEEN WEEKS ENDED APRIL 2, 2000 COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 4, 1999.

REVENUES

Total revenues increased 2.4% to $61.2 million for the thirteen-week period ended April 2, 2000 from $59.8 million for the thirteen weeks ended April 4, 1999. The increase in revenues is primarily due to the addition of five domestic Rainforest Cafe Units, which contributed $7.8 million for the first quarter of 2000. The increase in revenues was offset by a decrease in sales of the comparable store sales base consisting of eighteen Units open more than 18 months. These Units experienced a decrease in sales of $6.4 million, or 12.5%, for the first quarter of 2000 compared to the first quarter of 1999. The Company's experience to date indicates that a Unit's revenues may decrease on a comparable basis after the first year of operations, although this has not been the case for all of the Company's Units. Management believes that such decreases result from the fact that the Company's new Units typically open at or near full capacity. Local market conditions and competition may also impact Unit sales.

Comparable store sales for the Company's Mall and Icon Units declined 22% and 5.8%, respectively, for the quarter ended April 2, 2000. Due to the continued decline in Mall Unit comparable sales, the Company is no longer planning expansion in shopping malls. All future expansion will be at tourist locations and will be larger Icon Units such as those planned for Fisherman's Wharf in San Francisco, California and the Disneyland Resorts in Anaheim, California. The Company is currently reviewing all of its options at some of its under-performing Mall Units.

Restaurant sales as a percentage of total revenue increased from 77.1% for the first quarter of 1999 to 82.1% for the comparable period in 2000. The increase in the percentage of restaurant sales in the first quarter of 2000 is primarily due to the comparable retail sales for the quarter declining 25.0%, while restaurant comparable first quarter sales declined 8.7%.

Retail sales decreased as a percentage of total revenues from 21.4% for the first quarter in 1999 to 17.1% for the comparable period in 2000. The decrease in the percentage of retail sales in the first quarter is primarily due to an 84% decrease in sales of Beanie Babies. Beanie Babies as a percentage of retail sales was 5.0% for the first quarter of 2000 compared to 23.2% for the comparable period in 1999. Comparable retail sales, excluding Beanie Babies, for those Units open more than 18 months decreased 7.7% for the thirteen weeks ended April 2, 2000 compared to the same period in 1999.

Licensing fees and royalties decreased $461,000, or 50%, for the thirteen weeks ended April 2, 2000 compared to the comparable period in 1999. Licensing fees and royalties decreased as a percentage of revenue to .8% for the thirteen weeks ended April 2, 2000 compared to 1.5% for the same period in 1999. The decrease was due to lower International Unit sales. In addition, certain royalty arrangements were amended to lower the royalty amounts for four struggling International Units so that these Units could re-invest in their operations to improve efficiency. Also during the quarter, no Unit opening fees were recognized compared to two Unit opening fees being recognized in the comparable quarter of 1999. The royalties received from the International Unit located in North York, Ontario, Canada are not included in licensing fees and royalties as this Unit is 75% owned by the Company and as such the intercompany royalty payment amount is eliminated upon consolidation.

COST OF FOOD, BEVERAGE AND RETAIL MERCHANDISE

Food and beverage costs increased 12% to $11.9 million for the first quarter of 2000 compared to $10.6 million for the comparable period of 1999. The increase in food and beverage costs was primarily due to

Unit expansion. Food and beverage costs increased as a percentage of restaurant sales from 23.1% for the first quarter of 1999 to 23.6% for the first quarter of 2000. The increase was primarily due to increased sales promotions and discount offers.

Cost of retail goods sold decreased 21% to $5.0 million for the first quarter of 2000 compared to $6.4 million for the first quarter of 1999. The decrease in cost of retail goods sold was primarily due to a decrease in retail sales. Cost of retail goods sold decreased as a percentage of retail sales from 49.8% in the first quarter of 1999 to 48.1% for the comparable period in 2000. The decrease in the first quarter is primarily due to improved margins in toys and apparel and a reduction in permanent markdowns taken during the quarter.

UNIT OPERATING EXPENSES

Restaurant operating expenses increased 19% and retail operating expenses increased 4% from the first quarter of 2000 to the comparable period in 1999. The increase in restaurant and retail operating expenses is primarily due to Unit expansion.

Restaurant operating expenses increased as a percentage of restaurant sales from 57.3% in the first quarter of 1999 to 62.9% in the first quarter of 2000. The increase in restaurant operating expenses as a percentage of restaurant sales are primarily due to diminishing utilization of fixed management salaries and other fixed costs at Units which experienced sales declines over the comparable period from the prior year. Expenditures on advertising and marketing increased at most Units and contributed to the higher costs.

Retail operating expenses as a percentage of retail sales increased from 31.4% in the first quarter of 1999 to 39.9% in the first quarter of 2000. The increase in retail operating expenses in the first quarter of 2000 as a percentage of retail sales is due to the same factors that affected restaurant expenses as noted above.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 25% to $5.4 million in the first quarter of 2000 compared to $4.3 million for the comparable period in 1999. The increase in depreciation and amortization was primarily due to Unit expansion and capital improvements in existing Units. Depreciation and amortization as a percentage of restaurant and retail sales increased to 9.0% for the first quarter of 2000 from 7.4% for the same period in 1999. The increase in these expenses as a percentage of sales is due to capital improvements in existing Units and decreased comparable store sales in certain Units.

PREOPENING COSTS

Preopening expenses decreased 4% from $940,000 in the first quarter of 1999 to $900,000 in the same period of 2000. Preopening expenses decreased as a percentage of restaurant and retail sales from 1.6% for the first quarter of 1999 to 1.5% for the first quarter of 2000. The slight decrease in preopening expenses as a percentage of sales for the first quarter is primarily due to one Unit being opened during the first quarter of 2000 compared to two Units in the same quarter of 1999.

GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

General, administrative and development expenses increased 10% to $4.0 million for the first quarter 2000 compared to $3.6 million for the comparable period of 1999. The increase in general administrative and development expenses was due primarily to increases in corporate employees and development of marketing and loyalty programs. General, administrative and development expenses as a percentage of revenues increased to 6.6% in the first quarter of 2000 from 6.1% for the same period in 1999.

INTEREST INCOME

Interest income of $602,000 and $861,0000 for the first quarter of 2000 and 1999, respectively, was generated primarily by investing the proceeds from the Company's two follow-on public offerings completed in January and September 1996. The decrease in interest income is primarily due to investing $38.6 million, net of landlord contributions, in property, equipment and leasehold improvement purchases to develop new Units since the first quarter of 1999.

TRANSACTION COSTS

On February 9, 2000, the Company announced that it had an agreement to merge with Landry's Seafood Restaurants, Inc. On April 26, 2000, the two parties mutually agreed to terminate the merger agreement. Costs associated with the proposed merger of $985,000 were charged to operations during the quarter ended April 2, 2000.

INCOME TAXES

The provision for income taxes in the 2000 and 1999 periods are both based upon the Company's estimated effective tax rate, including tax-exempt interest income. The effective tax rate for the first quarter of 2000 was increased to 35% from 34% for the same quarter in 1999, reflecting the reduction of tax exempt interest in relation to taxable operating income. The effective tax rate reflects the large sales volume and presence in lower tax states such as Florida and Nevada.

LIQUIDITY AND CAPITAL RESOURCES

The following table represents a summary of the Company's key liquidity measurements for the thirteen weeks ended April 2, 2000 and April 4, 1999:


(Dollar Amounts in Millions)                                     Period Ended
                                                        April 2, 2000   April 4, 1999
                                                        -------------   -------------
Cash and marketable securities on hand, end of period       $  23.9        $  43.3
Net working capital, end of period                          $  41.7        $  48.6
Current ratio, end of period                                3.8 to 1       3.9 to 1
Long-term debt, end of period                               $    --        $    --
Cash provided by operations                                 $   4.0        $   6.5
Capital expenditure                                         $  13.0        $  10.8

The Company generated cash flow from operating activities of $4.0 million for the first quarter of 2000 compared to $6.5 million for the comparable period in 1999. The Company believes that it will continue to generate cash from operating activities and earn interest income, both of which will be utilized for future development, share repurchase and working capital purposes.

During the first thirteen weeks of 2000, the Company generated $0 from the sale of put options compared to approximately $756,000 in 1999. At April 2, 2000, put options, which may require the purchase of approximately 552,000 shares of the Company's Common Stock, were outstanding at exercise prices ranging from $5.00 to $6.75 per share, with a weighted average exercise price of $5.78. The sale of the put options was executed as a part of a stock repurchase program announced in January 1997 and amended in January 1998 and January 1999, pursuant to which up to 1.5 million shares, 3.0 million shares and 2.0 million shares, respectively, of the Company's Common Stock may be repurchased.

In the first thirteen weeks of 2000, 550,000 shares of Common Stock were repurchased through put option assignments and at a cost of $3.3 million compared with 113,800 shares repurchased through put option assignments and open market purchases in same period of 1999 at a cost of $929,400.

The average investment to open the Company's 24 Mall Units was $5.8 million per Unit, net of landlord contributions, which averaged $1.7 million. Additionally, the Company averaged approximately $760,000 in preopening expenses and purchased an average of $240,000 of inventory in connection with the openings. Total expenditures to develop the Company's four Icon Units averaged $12.3 million per Unit, net of landlord concessions, which averaged $0.9 million. Preopening for these Units averaged approximately $1.1 million and the initial inventory purchased was approximately $400,000.

The Company expects the cost to construct the Unit at Opry Mills in Nashville, Tennessee to be between $5 million and $6 million, net of anticipated landlord contributions. In addition, it expects it will incur approximately $700,000 in preopening costs and purchase approximately $200,000 of inventory. The Company expects development costs for the two Icon Units at Fisherman's Wharf in San Francisco, California and the Disneyland Resorts in Anaheim, California to be approximately $12.5 million and $21 million, respectively. In addition, preopening costs are estimated to be approximately $1.1 million and inventory purchases to be approximately $350,000 for each of these Units.

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

IN RE: RAINFOREST CAFE, INC. SHAREHOLDERS' LITIGATION

The Company and certain directors are named as defendants in a purported class action lawsuit, In re: Rainforest Cafe, Inc. Shareholders' Litigation. This is a consolidation of three lawsuits, Billie Mack v. Lyle Berman, et al., Robert Fink
v. Rainforest Cafe, Inc., et al., and Heartland Group, Inc. v. Rainforest Cafe, Inc., et al. filed on December 23, 1999, January 13, 2000 and March 27, 2000, respectively. The actions were filed in Hennepin County District Court of Minnesota, alleging that defendants breached their fiduciary duty and engaged in unfair dealing to the detriment of the holders of Rainforest Cafe common stock in connection with a proposed merger of the Company with Landry's. The Company has requested dismissal of the actions in light of the announcement that the proposed merger with Landry's has been terminated, thereby making plaintiffs' allegations moot.

Item 6. Exhibits and Reports on Form 8-K

        A.   Exhibits:

             27.1  Financial Data Schedule

        B.   Reports on Form 8-K.

             During the quarter ended April 2, 2000, the Company filed three reports on Form 8-K.

             - On January 25, 2000 the Company filed a report on Form 8-K terminating the Merger Agreement with Lakes Gaming, Inc. The report included, as exhibits, (i) the Mutual Termination Agreement and (ii) the press release issued by Lakes Gaming, Inc. and Rainforest Cafe, Inc. announcing the Mutual Termination Agreement.

             - On February 18, 2000 the Company filed a report on Form 8-K disclosing the Merger Agreement with Landry's Seafood Restaurants, Inc. The report included, as exhibits, (i) the Agreement and Plan of Merger outlining the terms of the proposed merger and (ii) the press release issued by Rainforest Cafe, Inc. announcing the merger agreement.

             - On March 31, 2000 the Company filed a report on Form 8-K announcing it had received a complaint in a class action lawsuit filed by Heartland Group, Inc. and announcing an expected first quarter loss based on preliminary projections. The report included, as exhibits, (i) the press release issued by Rainforest Cafe announcing the complaint filed by Heartland Group, Inc. and (ii) the press release issued by Rainforest Cafe, Inc. announcing it expects to report a first quarter loss.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           RAINFOREST CAFE, INC.


Date:     May 15, 2000                      /s/ Lyle Berman
                           -----------------------------------------------------
                                                Lyle Berman
                                                President


Date:     May 15, 2000                      /s/ Robert V. Hahn
                           -----------------------------------------------------
                                                Robert V. Hahn
                           Chief Financial Officer (Principal Financial Officer)