Form 10-Q
period 2000-07-02
RAINFOREST CAFE INC
filed 2000-08-16
CIK 924919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

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

                               YES [X]   NO [ ]

           Number of shares of Common Stock, $.01 par value per share outstanding as of August 15, 2000: 22,531,809

                              RAINFOREST CAFE, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                           July 2,          January 2,
(In Thousands)                                                              2000              2000
                                                                         -----------       -----------
                                            ASSETS
Current Assets:
   Cash and cash equivalents                                             $  15,825         $  11,480
   Marketable securities available-for-sale                                  1,375            23,957
   Accounts receivable and other                                             6,177             8,027
   Income tax receivable                                                     4,886                --
   Inventories                                                               8,579             9,043
   Deferred income taxes                                                        --            10,198
   Note receivable from related party                                        1,777             1,721
   Prepaid expenses and other                                                2,530             2,986
                                                                         -----------       -----------
        Total current assets                                                41,149            67,412

Property, Equipment and Leasehold Improvements, net                        107,119           186,042

Other Assets                                                                 3,557             8,262
                                                                         -----------       -----------
Total Assets                                                             $ 151,825         $ 261,716
                                                                         ===========       ===========


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                      $   2,743         $   4,397
   Accrued liabilities-
     Payroll and payroll taxes                                               5,411             2,492
     Other                                                                   9,630             7,282
                                                                         -----------       -----------
        Total current liabilities                                           17,784            14,171

Deferred Occupancy Costs                                                    29,216            27,434

Deferred Income Tax                                                             --             9,385
                                                                         -----------       -----------
        Total liabilities                                                   47,000            50,990

  Minority Interest                                                            810             1,168
  Put Options                                                                1,213             7,166
Commitments and Contingencies

Shareholders' Equity:
   Common stock, no par value, 50,000 shares authorized;
   22,503 and 24,237 issued and outstanding                                172,859           171,321
   Retained earnings                                                       (70,057)           33,137
   Cumulative other comprehensive loss                                          --            (2,066)
                                                                         -----------       -----------
        Total shareholders' equity                                         102,802           202,392
                                                                         -----------       -----------
Total Liabilities and Shareholders' Equity                               $ 151,825         $ 261,716
                                                                         ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Thirteen       Thirteen      Twenty-six      Twenty-six
                                                                   Weeks Ended    Weeks Ended    Weeks Ended     Weeks Ended
                                                                     July 2,         July 4,       July 2,         July 4,
(In Thousands)                                                        2000            1999          2000            1999
                                                                   -----------    -----------     ----------     -----------
Operating Activities:
  Net income (loss)                                                $(101,601)     $    3,884      $(103,176)     $   6,596
  Adjustments to reconcile net income (loss) to net cash
   flows from operating activities-
      Depreciation and amortization                                    6,106           4,873         11,907          9,494
      Amortization of deferred occupancy costs and other                 301             (48)           921            (16)
      Impairment and store closure charge                            101,540              --        101,540             --
      Equity in loss of unconsolidated affiliates                         24             176            226            339
      Loss on sale of investments                                      3,662              --          3,662             --
      Deferred income tax                                                813              --            813             --
      Change in operating assets and liabilities-
         Accounts receivable and other                                    91           2,388           (880)           170
         Inventories                                                     417             770            464            901
         Prepaid expenses and other                                     (850)           (216)        (1,567)        (1,217)
         Accounts payable                                              1,169          (2,519)        (1,654)        (2,740)
         Accrued liabilities                                             529           1,242          2,917          3,369
         Income taxes                                                 (5,871)          1,614         (4,886)         1,614
                                                                   -----------    -----------     ----------     -----------
           Net cash provided by operating activities                   6,330          12,164         10,287         18,510
                                                                   -----------    -----------     ----------     -----------

Investing Activities:
   Proceeds from sales of available-for-sale investments              19,957           8,616         31,155         17,924
   Purchases of available-for-sale investments                          (315)        (13,754)       (10,188)       (18,304)
   Purchases of furniture, equipment and leasehold
      improvements, net of landlord reimbursements                    (9,705)        (12,682)       (22,711)       (23,453)
   Other                                                                (391)            600           (458)           357
                                                                   -----------    -----------     ----------     -----------
           Net cash provided by (used in) investing activities         9,546         (17,220)        (2,202)       (23,476)
                                                                   -----------    -----------     ----------     -----------

Financing Activities:
  Proceeds from the sale of common stock and put options, net             71             241            236          1,038
  Repurchase of common stock                                          (1,385)         (2,007)        (4,650)        (2,936)
  Tenant allowances collected                                           (384)          2,300            674          4,348
                                                                   -----------    -----------     ----------     -----------
           Net cash provided by (used in) financing activities        (1,698)            534         (3,740)         2,450
                                                                   -----------    -----------     ----------     -----------

Increase (Decrease) in Cash and Cash Equivalents                      14,178          (4,522)         4,345         (2,516)

Cash and Cash Equivalents, beginning of period                         1,647          18,869         11,480         16,863
                                                                   -----------    -----------     ----------     -----------

Cash and Cash Equivalents, end of period                           $  15,825      $   14,347      $  15,825      $  14,347
                                                                   ===========    ===========     ==========     ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Income taxes                                                   $   1,212      $    2,091      $   1,224      $   2,103


The accompanying notes are an integral part of these consolidated financial statements.

                              RAINFOREST CAFE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 2, 2000
                                   (UNAUDITED)

(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include all accounts of Rainforest Cafe, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 2, 2000. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

The preparation of the financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

(2)      RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation and to improve comparability with other restaurant entities.

(3)      IMPAIRMENT AND STORE CLOSURE CHARGE

During the second quarter of 2000, Mall Unit same store sales continued to decline. As a result, the Company re-evaluated its future operating results for these Units. This re-evaluation led to the Company recording a $98.8 million charge relating to the impairment of long-lived assets of 22 Mall Units and a store closing charge of $2.7 million to exit the Company's Unit at the Aventura Mall in Miami, Florida. Projected cash flows for certain Mall Units was insufficient to justify the book value of the long-lived assets for these Units. An impairment was recognized as the future undiscounted cash flows or appraised values were estimated to be insufficient to recover the related carrying value of these long-lived assets. As a result, the carrying value of these assets were written down to their estimated fair values based on these criterias. The store closing charge represents landlord exit payment, tenant concession reimbursement, severance payments, legal and deconstruction costs related to the exit of the Aventura Unit.

(4)      CHANGE OF CONTROL AGREEMENTS AND POLICIES

During the second quarter of 2000, the Company entered into various change of control agreements with certain executive officers of the Company and adopted a Change of Control Policy for all corporate level support employees. With respect to the Change of Control Agreements for the Company's executive officers, the agreements generally provide that if there is a "change of control" of the Company and the executive is terminated within two years following the change of control either (i) "without cause," or (ii) through "constructive termination," such executive is entitled to receive a lump sum payment equal to (a) two years base salary and (b) six months of such executive's benefits. Twelve executive employees, including Stephen Schussler and Ercu Ucan, Directors of the Company, are covered by these agreements. The agreement, with respect to Lyle Berman, the Company's Chairman and Chief Executive Officer, is identical to the other executive Change of Control Agreements except that Mr. Berman would be entitled to a lump sum payment of three years base salary, as opposed to two years, in addition to six months of benefits.

The Company also adopted for its corporate level employees a Change of Control Policy that provides that all corporate level employees who have been employed with Rainforest Cafe for less than two years, shall receive a lump sum payment equal to (a) six months salary and (b) six months of such employee's benefits if such employee's employment is terminated within two years following a change of control and such termination was (i) "without cause" or (ii) through "constructive termination." In the case of corporate level employees employed more than two years with the Company or who are in a director level position of the Company, such employee is entitled to receive a lump sum payment equal to
(a) one year salary and (b) six months of benefits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, founded in February 1994, owns, operates, and licenses themed restaurant/retail facilities (each a "Unit") under the name "Rainforest Cafe (R)
- A Wild Place to Shop and Eat(R)." As of August 15, 2000, the Company owned and operated 30 Units in the United States and licensed twelve Units outside of the United States. Rainforest Cafe Units range in size from the Company's initial Unit opened on October 3, 1994 in the Mall of America in Bloomington, Minnesota, which is approximately 15,000 square feet, to the 34,000 square foot Unit located at Disney's Animal Kingdom at Walt Disney World(R) in Orlando, Florida.

The Company's revenue consists primarily of sales from its restaurant and retail operations that are combined within each of the Company's Units. Comparable Unit sales include the sales of Units open for the full period of each period being compared. New Units enter the comparable sales base at the beginning of the nineteenth month of operation.

In addition to operations in the United States, the Company has pursued international growth opportunities through licensing arrangements. The Company has entered into nine exclusive license agreements to develop up to 29 Units, of which twelve are currently open, over the next ten years in the United Kingdom and Ireland, Mexico, Canada, France, and certain cities and countries in Asia.

These agreements have royalties ranging from 3% to 10% of Unit sales. All agreements, with the exception of the agreement relating to the United Kingdom and Ireland, have area licensing fees that are proportionate to market size and economic potential. Certain agreements, such as the agreement relating to the United Kingdom and Ireland, allow the Company to become an equity participant of 20%-50% of each Unit developed. The agreement for Canadian development is a 50/50 joint venture with the Elephant and Castle Group located in Vancouver, Canada. In addition, during the third quarter of 1999, the Company purchased a 75% equity interest in Yorkdale Rainforest Restaurant, Inc. (a Canadian federal corporation) which owns 100% of the Unit in the Yorkdale Shopping Centre located in North York, Ontario, Canada. Elephant and Castle is the owner of the 25% minority interest in Yorkdale Rainforest Restaurant, Inc. The results of this entity are consolidated with the Company's other wholly-owned and majority owned subsidiaries. The Agreement with Jungle Investments Limited (JIL) to develop Hong Kong, Macau, Taiwan and Shanghai allowed the Company to purchase 20% equity in JIL as well as 20% equity in the Unit opened in Hong Kong. The Company believes two additional licensed Units will be opened during 2000.

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

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                                             Thirteen       Thirteen                Twenty-six       Twenty-six
                                                               Weeks          Weeks                    Weeks            Weeks
                                                               Ended          Ended                    Ended            Ended
                                                           July 2, 2000    July 4, 1999            July 2, 2000    July 4, 1999
                                                           ------------    ------------            ------------    ------------
Revenues:
   Restaurant sales                                            82.0   %        79.2   %                 82.0  %         78.3  %
   Retail sales                                                17.3            19.5                     17.2            20.3
   Licensing fees and royalties                                  .7             1.3                       .7             1.4
                                                           ------------    ------------            ------------    ------------
      Total revenues                                          100.0           100.0                    100.0           100.0
                                                           ============    ============            ============    ============
Costs and Expenses:

   Food and beverage costs (1)                                 23.9            23.6                     23.8            23.4
   Cost of retail goods sold (2)                               49.9            44.7                     49.0            47.2
   Restaurant operating expenses (1)                           61.0            55.9                     61.9            56.7
   Retail operating expenses (2)                               37.7            30.7                     38.7            30.5
   Impairment and store closure (3)                           149.1              --                     78.8              --
   Depreciation and amortization (3)                            8.2             6.8                      8.6             7.0
   Preopening expenses (3)                                      2.1             1.8                      1.8             1.7
                                                           ------------    ------------            ------------    ------------
      Total costs and expenses (3)                            244.7            87.3                    175.2            88.3
                                                           ------------    ------------            ------------    ------------
      Income (loss) from Unit Operations and Licensing       (143.0)           13.9                    (73.9)           12.9
                                                           ------------    ------------            ------------    ------------

Other (Income) Expense:
   General, administrative and development                      6.6             6.1                      6.6             6.1
   Interest Income                                              (.7)           (1.3)                     (.8)           (1.4)
   Loss on sale of investments                                  5.3              --                      2.8              --
   Transaction costs                                             .2              --                       .8              --
   Equity in loss of unconsolidated affiliates                   --              .3                       .2              .3
                                                           ------------    ------------            ------------    ------------
      Total other (income) expense                             11.4             5.0                      9.6             5.0
                                                           ------------    ------------            ------------    ------------
Income (Loss) before Income Taxes                            (154.4)            8.8                    (83.5)            7.9

Provision for Income Taxes                                     (6.3)            3.1                     (4.0)            2.7
                                                           ------------    ------------            ------------    ------------
Net Income (Loss)                                            (148.1)  %         5.8   %                (79.5) %          5.2  %
                                                           ============    ============            ============    ============


(1) Percentage of restaurant sales
(2) Percentage of retail sales
(3) Percentage of restaurant and retail sales

Results of operations for the quarter ended July 2, 2000, reflect the operations of twenty-five Mall Units and five Icon Units open during the quarter. The Unit at Opry Mills in Nashville, Tennessee and the Unit at the Fisherman's Wharf in San Francisco, California were open for 53 days and 13 days, respectively, during the second quarter of 2000.


THIRTEEN WEEKS ENDED JULY 2, 2000 COMPARED TO THE THIRTEEN WEEKS ENDED JULY 4, 1999.

REVENUES

Total revenues increased 2% to $68.6 million for the thirteen week period ended July 2, 2000 from $67.5 million for the thirteen weeks ended July 4, 1999. The increase in revenues is primarily due to the addition of five domestic Rainforest Cafe Units, which contributed $7.4 million for the second quarter of 2000. The increase in revenues was partially offset by a decrease in sales of the comparable store sales base consisting of eighteen Units open more than 18 months. These Units experienced a decrease in sales of $6.4 million, or 12.7%, for the second quarter of 2000 compared to the second quarter of 1999. The Company's experience to date indicates that a Unit's revenues may decrease on a comparable basis after the first year of operations, although this has not been the case for all of the Company's Units. Management believes that such decreases result from the fact that the Company's new Units typically open at or near full capacity. Local market conditions and competition may also impact Unit sales.

Comparable store sales for the Company's Mall and Icon Units declined 19.1% and 5.4%, respectively, for the quarter ended July 2, 2000. Due to the continued decline in Mall Unit comparable sales, the Company is no longer planning expansion in shopping malls. All future expansion will be at tourist locations and will be larger Icon Units such as the Unit planned for Disneyland Resorts in Anaheim, California. The Company is currently reviewing all of its options at some of its under-performing Mall Units, which may include Unit closure similar to the Aventura Unit closing expected to be completed by August 31, 2000 (see
Item 1, Impairment and Store Closure Charge).

Restaurant sales as a percentage of total revenue increased from 79.2% for the second quarter of 1999 to 82.0% for the comparable period in 2000. The increase in the percentage of restaurant sales in the second quarter of 2000 is primarily due to the comparable retail sales for the quarter declining 20.5%, while restaurant comparable second quarter sales declined 10.6%.

Retail sales decreased as a percentage of total revenues from 19.5% for the second quarter in 1999 to 17.3% for the comparable period in 2000. The decrease in the percentage of retail sales in the second quarter is primarily due to an 83% decrease in the sale of Beanie Babies. Beanie Babies as a percentage of retail sales was 2% for the second quarter of 2000 compared to 11% for the comparable period in 1999. Comparable retail sales, excluding Beanie Babies, for those Units open more than 18 months decreased 12.6% for the thirteen weeks ended July 2, 2000 compared to the same period in 1999.

Licensing fees and royalties decreased $363,000, or 42%, for the thirteen weeks ended July 2, 2000 compared to the comparable period in 1999. Licensing fees and royalties decreased as a percentage of revenue to .7% for the thirteen weeks ended July 2, 2000 compared to 1.3% for the same period in 1999. The decrease was due to lower International Unit sales. In addition, certain royalty arrangements were amended to lower the royalty amounts for four struggling International Units. The royalties received from the International Unit located in North York, Ontario, Canada are not included in licensing fees and royalties as this Unit is 75% owned by the Company and as such the intercompany royalty payment amount is eliminated upon consolidation.

COST OF FOOD, BEVERAGE AND RETAIL MERCHANDISE

Food and beverage costs increased 6% to $13.4 million for the second quarter of 2000 compared to $12.6 million for the comparable period of 1999. The increase in food and beverage costs was primarily due to Unit expansion. Food and beverage costs increased as a percentage of restaurant sales from 23.6% in the second quarter of 1999 to 23.9% for the comparable period in 2000. The increase was primarily due to the write-off of certain discontinued food items that became obsolete upon the Company changing certain menu items.

Cost of retail goods sold increased 1% to $5.9 million for the second quarter of 2000 compared to $5.9 million for the second quarter of 2000. The increase in cost of retail goods sold was primarily due to an increase in promotional and discount offers and the Company taking certain seasonal permanent markdowns in June of 2000 compared to July in the previous year. As a result, cost of retail goods sold increased as a percentage of retail sales from 44.7% in the second quarter of 1999 to 49.9% for the comparable period in 2000.

UNIT OPERATING EXPENSES

Restaurant and retail operating expenses increased 15% and 11%, respectively, from the second quarter of 1999 to the comparable period in 2000. The increase in restaurant and retail operating expenses was primarily due to Unit expansion.

Restaurant operating expenses increased as a percentage of restaurant sales from 55.9% in the second quarter of 1999 to 61.0% in the second quarter of 2000. The increase in restaurant operating expenses for both comparable periods as a percentage of restaurant sales is primarily due to diminishing utilization of fixed management salaries and other fixed costs at Units which experienced sales declines over the comparable period from the prior year.

Retail operating expenses as a percentage of retail sales increased from 30.7% in the second quarter of 1999 to 37.7% in the second quarter of 2000. The increase in retail operating expenses in the second quarter of 2000 as a percentage of retail sales is due to the same factors that affected restaurant expenses as noted above.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 24% to $5.6 million in the second quarter of 2000 compared to $4.5 million for the comparable period in 1999. The increase in depreciation and amortization was primarily due to Unit expansion. Depreciation and amortization as a percentage of restaurant and retail sales increased to 8.2% for the second quarter of 2000 from 6.8% for the same period in 1999. The increase in these expenses as a percentage of sales is due to capital improvements in existing Units and decreased comparable store sales in certain Units.

IMPAIRMENT AND STORE CLOSURE

The Company recorded a $101.5 million asset impairment and store closing charge during the second quarter of 2000 (See Item 1, Impairment and Store Closing Charge).

PREOPENING EXPENSES

Preopening expenses increased 18% from $1.2 million in the second quarter of 1999 to $1.4 million in the same period of 2000. Preopening expenses increased as a percentage of restaurant and retail sales from 1.8% for the second quarter of 1999 to 2.1% for the second quarter of 2000. The increase as a percentage of sales for the second quarter is primarily due to opening one Icon Unit and one Mall Unit in the second quarter of 2000 compared with opening two Mall Units in the comparable quarter of 1999.

GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

General, administrative and development expenses increased 10% to $4.5 million for the second quarter of 2000 compared to $4.1 million for the comparable period of 1999. The increase in general administrative and development expenses was due primarily to the development of marketing and loyalty programs. General, administrative and development expenses as a percentage of revenues increased to 6.6% in the second quarter of 2000 from 6.1% for the same period in 1999.

INTEREST INCOME

Interest income of $453,000 and $885,000 for the second quarter of 2000 and 1999, respectively, was generated primarily by investing the proceeds from the available funds. The decrease in interest income is primarily due to $35.6 million, net of landlord contributions, of property, equipment and leasehold improvement purchases to develop new Units since the second quarter of 1999.

LOSS ON SALE OF INVESTMENTS

During the second quarter of 2000, the Company sold most of its available-for-sale securities which resulted in a realized loss of $3.7 million. The sale of these securities was to reduce market risks associated with its investment portfolio. The Company has reinvested most of these funds in short-term investments or cash equivalents, which are generally comprised of securities with maturity dates or redemption dates of less than twelve months or three months, respectively.

INCOME TAXES

The effective tax benefit for second quarter of 2000 was $4.4 million, or 4.1% of the loss before income tax benefit, compared to an income tax provision of $2.1 million, or an effective tax rate of 35% for the same quarter in 1999. The income tax benefit represents amounts expected to be recovered from the prior two years income taxes paid based on the Company's expected taxable net operating loss for 2000. No additional benefit was recorded as a deferred tax asset valuation allowance was established due to the uncertainty of realizing certain tax credit and loss carryforwards.

TWENTY-SIX WEEKS ENDED JULY 2, 2000 COMPARED TO THE TWENTY-SIX WEEKS ENDED JULY 4, 1999.

REVENUES

Total revenues increased 2% to $129.8 million for the twenty-six week period ended July 2, 2000 from $127.3 million for the twenty-six weeks ended July 4, 1999. The increase in revenues is primarily due to the addition of five domestic Rainforest Cafe Units, which contributed $12.1 million for the first and second quarter of 2000. Also, four domestic Units which were only open for a portion of the first two quarters in 1999, compared to the full two quarters of 2000, had an increase in revenues of $5.1million. The increase in revenues was offset by a decrease in sales of the comparable store sales base consisting of eighteen Units open more than 18 months. These Units experienced a decrease in sales of $13.1 million, or 12.6%, for the twenty-six weeks ended July 2, 2000 compared to the comparable period of 1999.

Restaurant sales as a percentage of total revenue increased from 78.3% for the twenty-six weeks ended July 4, 1999 to 82.0% for the comparable period in 2000. The increase in the percentage of restaurant sales in the first twenty-six weeks in 2000 is primarily due to the comparable retail sales declining 22.6%, while restaurant comparable twenty-six week sales declined 9.8%.

Retail sales decreased as a percentage of total revenues from 20.3% for the twenty-six weeks ended July 4, 1999 to 17.2% for the comparable period in 2000. The decrease in the percentage of retail sales in the second quarter is primarily due to an 85% decrease in the sale of Beanie Babies. Beanie Babies as a percentage of retail sales was 3.2% for the first and second quarter of 2000 compared to 17.1% for the comparable period in 1999. Comparable retail sales, excluding Beanie Babies, for those Units open more that 18 months decreased 10.4% for the twenty-six weeks ended July 2, 2000 compared to the same period in 1999.

Licensing fees and royalties decreased $824,000, or 46%, for the twenty-six weeks ended July 2, 2000 compared to the comparable period in 1999. Licensing fees and royalties decreased as a percentage of revenue to .7% for the twenty-six weeks ended July 2, 2000 compared to .1.4% for the same period in 1999. The decrease was due to lower International Unit sales as well as a decrease in certain royalty arrangements for four struggling International Units.

COST OF FOOD, BEVERAGE AND RETAIL MERCHANDISE

Food and beverage costs increased 8.6% to $25.3 million for the twenty-six weeks ended July 2, 2000 compared to $23.3 million for the comparable period of 1999. The increase in food and beverage costs was primarily due to Unit expansion. Food and beverage costs increased as a percentage of restaurant sales from 23.4% for the twenty-six weeks ended July 4, 1999 to 23.8% for the comparable period in 2000. The increase was primarily due to the write-off of certain discontinued food items that became obsolete upon the Company changing certain menu items.

Cost of retail goods sold decreased 10.3% to $11.0 million for the twenty-six weeks ended July 2, 2000 from $12.2 million for the comparable period of 1999. The decrease in cost of retail goods sold was primarily due to a decrease in retail sales. Cost of retail goods sold increased as a percentage of retail sales from 47.2% in the twenty-six week period ended July 4, 1999 to 49.0% for the comparable period in 2000. The increase in cost of retail goods sold as a percentage of retail sales was primarily due to an increase in retail discounts and permanent markdowns for the twenty-six weeks ended July 2, 2000 compared to the comparable period in 1999.

UNIT OPERATING EXPENSES

Restaurant and retail operating expenses increased 17% and 9%, respectively, from the twenty-six weeks ended July 4, 1999 to the comparable period in 2000. The increase in restaurant and retail operating expenses was primarily due to Unit expansion.

Restaurant operating expenses increased as a percentage of restaurant sales from 56.7% in the twenty-six weeks ended July 4, 1999 to 61.9% for the comparable period of 2000. The increase in restaurant operating expenses as a percentage of restaurant sales is primarily due to fixed Unit costs such as occupancy and management salaries and decreased comparable Unit sales.

Retail operating expenses as a percentage of retail sales increased from 30.5% in the twenty-six weeks ended July 4, 1999 to 38.7% for the twenty-six weeks ended July 2, 2000. The increase in retail operating expenses as a percentage of retail sales is primarily due to the same factors that affected restaurant expenses as noted above.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 25% to $11.0 million in the twenty-six weeks ended July 2, 2000 compared to $8.8 million for the comparable period in 1999. The increase in depreciation and amortization was primarily due to Unit expansion. Depreciation and amortization as a percentage of restaurant and retail sales increased to 8.6% for the twenty-six weeks ended July 2, 2000 from 7.0% for the same period in 1999. The increase in these expenses as a percentage of sales is due to a decrease in comparable Unit sales while depreciation and amortization remained constant.

IMPAIRMENT AND STORE CLOSURE

The Company took a $101.5 million asset impairment and store closing charge during the second quarter of 2000 (See Item 1, Impairment and Store Closing Charge).

PREOPENING EXPENSES

Preopening expenses increased 9% from $2.1 million in the twenty-six weeks ended July 4, 1999 to $2.3 million in the same period of 2000. Preopening expenses remained relatively stable as a percentage of restaurant and retail sales for the twenty-six weeks ended July 4, 1999 compared to the twenty-six weeks ended July 2, 2000.

GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

General, administrative and development expenses increased 10% to $8.5 million for the twenty-six weeks ended July 2, 2000 compared to $7.7 million for the comparable period of 1999. The increase in general administrative and development expenses was due primarily to the increases in corporate employees and development of marketing and loyalty programs. General, administrative and development expenses as a percentage of revenues increased as a percentage of revenues from 6.1% for the twenty-six weeks ended July 4, 1999 to 6.6 for the same period in 2000.

INTEREST INCOME

Interest income of $1.1 million and $1.8 million for the twenty-six weeks ended July 2, 2000 and the comparable period of 1999, respectively, was generated primarily by investing the proceeds from the Company's two follow-on public offerings completed in January and September 1996. The decrease in interest income is primarily due to $35.6 million, net of landlord contributions, of property, equipment and leasehold improvement purchases to develop new Units since the twenty-six weeks ended July 4, 1999.

LOSS ON SALE OF INVESTMENTS

During the second quarter of 2000, the Company sold most of its available-for-sale securities which resulted in a realized loss of $3.7 million. The sale of these securities was to reduce market risks associated with its investment portfolio. The Company has reinvested most of these funds in short-term investments or cash equivalents, which are generally comprised of securities with maturity dates or redemption dates of less than twelve months or three months, respectively.

TRANSACTION COSTS

On February 9, 2000, the Company announced that it had an agreement to merge with Landry's Seafood Restaurants, Inc. On April 26, 2000, the two parties mutually agreed to terminate the merger agreement. Costs associated with the proposed merger of $1.1 million were charged to operations during the twenty-six weeks ended July 2, 2000.

INCOME TAXES

The effective tax benefit for the twenty-six weeks ended July 2, 2000 was $5.2 million, or 4.8% of the loss before income taxes, compared to an income tax provision of $3.5 million, or an effective tax rate of 35% for the twenty-six weeks ended July 4, 1999. The income tax benefit represents amounts expected to be recovered from the prior two years income taxes paid based on the Company's expected taxable net operating loss for 2000. No additional benefit credit was recorded as a deferred tax asset valuation allowance was established due to the uncertainty of realizing certain tax credit and loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

The following table represents a summary of the Company's key liquidity measurements for the twenty-six-weeks ended July 2, 2000 and the twenty-six weeks ended July 4, 1999:

(Dollar Amounts in Millions)                                                   Period Ended
                                                                               ------------
                                                                 July 2, 2000                  July 4, 1999
                                                                 ------------                  ------------

Cash and marketable securities on hand, end of period              $ 17.2                         $ 44.0
Net working capital, end of period                                 $ 23.4                         $ 36.5
Current ratio, end of period                                      2.3 to 1                       3.1 to 1



Long-term debt, end of period                                      $  ---                         $  ---
Cash provided by operations                                        $ 10.3                         $ 18.5
Capital expenditure                                                $ 22.7                         $ 23.5


The Company generated cash flow from operating activities of $10.3 million for the twenty-six weeks ended July 2, 2000 compared to $18.5 million for the twenty-six weeks ended July 4, 1999. The Company believes that it will continue to generate cash from operating activities and earn interest income, both of which will be utilized for development of the Icon Unit at the Disneyland Resort in Anahiem, California, and working capital purposes.

During the twenty-six weeks ended July 2, 2000, the Company generated $0 from the sale of put options compared to approximately $1.0 million for the comparable twenty-six week period in 1999. At July 4, 2000, put options which may require the purchase of approximately 200,000 shares of the Company's Common Stock, were outstanding at exercise prices ranging from $5.38 to $6.75 per share, with a weighted average exercise price of $6.06. The sale of the put options was executed as a part of a stock repurchase program announced in January 1997 and amended in January 1998 and January 1999, pursuant to which up to 1.5 million shares, 3.0 million shares and 2.0 million shares, respectively, of the Company's Common Stock may be repurchased. As of August 14, 2000, the Company is not planning on repurchasing any of it's stock, other than the 200,000 shares discussed above, for the remainder of the year.

For the twenty-six weeks ended July 2, 2000, 702,000 shares of Common Stock were repurchased through put option assignments at a cost of $4.7 million compared with 493,300 shares repurchased through put option assignment and open market purchases in the same period of 1999 at a cost of $2.9 million.

The average investment to open the Company's twenty-one Mall Units was $5.8 million per Unit, net of landlord concessions, which averaged $1.7 million. Additionally, the Company averaged approximately $740,000 in preopening expenses and purchased an average of $235,000 of inventory in connection with the openings. Total expenditures to develop the Company's five Icon Units averaged $12.3 million per Unit, net of landlord concessions, which averaged $0.9 million. Preopening for these Units averaged approximately $1.1 million and the initial average inventory purchased was approximately $360,000.

The Company expects development costs for the its Icon Unit at the Disneyland Resorts in Anaheim, California to be approximately $21 million. In addition, preopening costs are estimated to be approximately $1.1 million and inventory purchases to be approximately $350,000 this Unit.

The Company contemplates that the development and opening of the Icon Unit at the Disneyland Resort in Anahiem, California will be financed with existing cash on hand and cash flow from operations. The Company may require additional equity or debt financing for expansion beyond 2000.

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

As a result of the substantial revenues associated with each new Unit, the timing of new Unit openings may result in significant fluctuations in quarterly results. The Mall Units may also have higher fourth quarter revenues compared to the first two quarters as a result of seasonal traffic increases at mall locations seasonally stronger retail sales. Units at entertainment centers or Disney theme parks may show fluctuations in accordance with any overall seasonality at these locations.

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

FORWARD-LOOKING DISCLOSURE

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


IN RE: RAINFOREST CAFE, INC. SHAREHOLDERS' LITIGATION

The Company and certain directors are named as defendants in a purported class action lawsuit, In re: Rainforest Cafe, Inc. Shareholders' Litigation. This is a consolidation of three lawsuits, Billie Mack v. Lyle Berman, et al., Robert Fink
v. Rainforest Cafe, Inc., et al., and Heartland Group, Inc. v. Rainforest Cafe, Inc., et al. filed on December 23, 1999, January 13, 2000 and March 27, 2000, respectively. The actions were filed in Hennepin County District Court of Minnesota, alleging that defendants breached their fiduciary duty and engaged in unfair dealing to the detriment of the holders of Rainforest Cafe common stock in connection with a proposed merger of the Company with Landry's. By order dated June 12, 2000, the court dismissed the case with prejudice, but reserved plaintiffs' claim for attorney fees. A hearing on the claim for attorney fees is scheduled for August 16, 2000.

Item 6.  Exhibits and Reports on Form 8-K

A.       Exhibits:

         10.11 Change of Control Agreement Form between the Company and Executives of the Company
         10.12 Human Resources Change of Control Policy for All Corporate Support Employees
         27.1     Financial Data Schedule

B.       Reports on Form 8-K:

         During the quarter ended July 2, 2000, the Company filed six reports on Form 8-K.

- On April 3, 2000 the Company filed a report on Form 8-K announcing its projected sales for fiscal 2000. The report included, as exhibits, (i) the press release issued by Rainforest Cafe, Inc. announcing the projected sales for 2000.

- On April 5, 2000 the Company filed a report on Form 8-K announcing that a leading independent proxy firm recommends vote for the proposed merger with Landry's Seafood Restaurants, Inc. The report included, as exhibits, (i) the press release issued by Rainforest Cafe, Inc. announcing that Institutional Shareholder Services recommends shareholders to vote for the proposed merger with Landry's Seafood Restaurants, Inc.

- On April 18, 2000 the Company filed a report on Form 8-K announcing that it had postponed its vote on the merger with Landry's Seafood Restaurants, Inc. The report included, as exhibits, (i) the press release issued by Rainforest Cafe, Inc. announcing the Special Meeting for the shareholder vote on the proposed merger with Landry's Seafood Restaurants, Inc. had been postponed due to misinformation circulated by The State of Wisconsin Investment Board concerning the voting recommendation of the Institutional Shareholder Services.

- On April 20, 2000 the Company filed a report on Form 8-K announcing that the deadline for shareholders to vote on the proposed merger with Landry's Seafood Restaurants, Inc. had been extended. The report included, as exhibits, (i) the press release issued by Rainforest Cafe, Inc. announcing that in connection with its postponement of the Special Meeting of shareholders, the deadline for shareholders to vote on the proposed merger with Landry's Seafood Restaurants, Inc. had been extended.

- On April 27, 2000 the Company filed a report on Form 8-K terminating the Merger Agreement with Landry's Seafood Restaurants, Inc. The report included, as exhibits, (i) the Mutual Termination Agreement and (ii) the press release issued by Landry's Seafood Restaurants, Inc. and Rainforest Cafe, Inc. announcing the Mutual Termination Agreement.

- On May 25, 2000 the Company filed a report on Form 8-K declaring a dividend of one preferred share purchase right per each outstanding share of Common Stock. The report included, as exhibits, (i) the Certificate of Designation of Series A Junior Participating Preferred Stock (ii) the Rights Agreement between Rainforest Cafe, Inc. and Norwest Bank Minnesota, National Association, as Rights Agent and (iii) the press release issued by Rainforest Cafe, Inc. announcing the Shareholder Rights Plan and the dividend of one Right per each outstanding share of Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RAINFOREST CAFE, INC.


Date:    August 15, 2000                                /s/ Lyle Berman
                                            ------------------------------------
                                                         Lyle Berman
                                                           President


Date:    August 15, 2000                               /s/ Robert V. Hahn
                                            ------------------------------------
                                                          Robert V. Hahn
                                                      Chief Financial Officer
                                                  (Principal Financial Officer)