Form 10-Q/A
period 2000-07-02
RAINFOREST CAFE INC
filed 2000-08-21
CIK 924919

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

                    Consolidated Balance Sheets as of
                    July 2, 2000 and January 2, 2000.............................2

                    Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 2, 2000 and thirteen and
                    twenty-six weeks ended July 4, 1999..........................3

                    Consolidated Statements of Cash Flows for the thirteen and twenty-six weeks ended July 2, 2000 and thirteen and
                    twenty-six weeks ended July 4, 1999..........................4

                    Condensed Notes to Consolidated Financial Statements.........5

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations................6

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings............................................16

          Item 6.  Exhibits and Reports on Form 8-K.............................16

          Signature Page........................................................18

                              RAINFOREST CAFE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      July 2,          January 2,
(In Thousands)                                                                          2000                2000
                                                                                ------------        ------------

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                    $     15,825        $     11,480
   Marketable securities available-for-sale                                            1,375              23,957
   Accounts receivable and other                                                       6,177               8,027
   Income tax receivable                                                               4,886                   -
   Inventories                                                                         8,579               9,043
   Deferred income taxes                                                                   -              10,198
   Note receivable from related party                                                  1,777               1,721
   Prepaid expenses and other                                                          2,530               2,986
                                                                                ------------        ------------
        Total current assets                                                          41,149              67,412
Property, Equipment and Leasehold Improvements, net                                  107,119             186,042
Other Assets                                                                           3,557               8,262
                                                                                ------------        ------------
Total Assets                                                                    $    151,825        $    261,716
                                                                                ============        ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                             $      2,743        $      4,397
   Accrued liabilities-
     Payroll and payroll taxes                                                         5,411               2,492
     Other                                                                             9,630               7,282
                                                                                ------------        ------------
        Total current liabilities                                                     17,784              14,171
Deferred Occupancy Costs                                                              29,216              27,434
Deferred Income Tax                                                                        -               9,385
                                                                                ------------        ------------
        Total liabilities                                                             47,000              50,990
  Minority Interest                                                                      810               1,168
  Put Options                                                                          1,213               7,166
Commitments and Contingencies
Shareholders' Equity:
   Common stock, no par value, 50,000 shares authorized;
   22,503 and 24,237 issued and outstanding                                          172,859             171,321
   Retained earnings                                                                (70,057)              33,137
   Cumulative other comprehensive loss                                                     -              (2,066)
                                                                                ------------        ------------
        Total shareholders' equity                                                   102,802             202,392
                                                                                ------------        ------------
Total Liabilities and Shareholders' Equity                                      $    151,825        $    261,716
                                                                                ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Thirteen        Thirteen      Twenty-six     Twenty-six
                                                                Weeks Ended     Weeks Ended     Weeks Ended    Weeks Ended
                                                                     July 2,         July 4,         July 2,        July 4,
(In Thousands, Except Per Share Data)                                  2000            1999            2000           1999
                                                                -----------     -----------     -----------    -----------
Revenues:
   Restaurant sales                                              $  56,244       $  53,542       $ 106,475      $  99,618
   Retail sales                                                     11,873          13,135          22,353         25,902
   Licensing fees and royalties                                        495             858             953          1,777
                                                                 ---------       ---------       ---------      ---------
        Total revenues                                              68,612          67,535         129,781        127,297
                                                                 ---------       ---------       ---------      ---------
Costs and Expenses:
   Food and beverage costs                                          13,425          12,644          25,294         23,293
   Cost of retail goods sold                                         5,923           5,870          10,961         12,226
   Restaurant operating expenses                                    34,334          29,938          65,905         56,488
   Retail operating expenses                                         4,472           4,031           8,654          7,912
   Impairment and store closure                                    101,540               -         101,540              -
   Depreciation and amortization                                     5,602           4,504          11,038          8,841
   Preopening expenses                                               1,414           1,194           2,318          2,134
                                                                 ---------       ---------       ---------      ---------
        Total costs and expenses                                   166,710          58,181         225,710        110,894
                                                                 ---------       ---------       ---------      ---------
        Income from Unit Operations and Licensing                  (98,098)          9,354         (95,929)        16,403
                                                                 ---------       ---------       ---------      ---------
Other (Income) Expense:
   General, administrative and development expenses                  4,509           4,088           8,517          7,722
   Interest income                                                    (453)           (885)         (1,055)        (1,743)
   Loss on sale of investments                                       3,662               -           3,662              -
   Write-off of development and transaction costs                      114               -           1,099              -
   Equity in loss of unconsolidated subsidiaries                        24             176             226            339
                                                                 ---------       ---------       ---------      ---------
        Total other (income) expense                                 7,856           3,379          12,449          6,318
                                                                 ---------       ---------       ---------      ---------
Income (loss) before Income Taxes                                 (105,954)          5,975        (108,378)        10,085
Provision for Income Taxes                                          (4,353)          2,091          (5,202)         3,489
                                                                 ---------       ---------       ---------      ---------
        Net Income (Loss)                                        $(101,601)      $   3,884       $(103,176)     $   6,596
                                                                 =========       =========       =========      =========
BASIC EARNINGS (LOSS) PER SHARE

Basic Earnings (Loss) Per Common Share:                          $   (4.49)      $    0.16       $   (4.50)     $    0.27
                                                                 =========       =========       =========      =========
Basic Weighted Average Shares Outstanding:                          22,649          24,461          22,938         24,522
                                                                 =========       =========       =========      =========
DILUTED EARNINGS (LOSS) PER SHARE

Diluted Earnings (Loss) Per Common Share:                        $   (4.49)      $    0.16       $   (4.50)     $    0.27
                                                                 =========       =========       =========      =========
Diluted Weighted Average Shares Outstanding:                        22,649          24,789          22,938         24,865
                                                                 =========       =========       =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                              RAINFOREST CAFE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Thirteen        Thirteen      Twenty-six      Twenty-six
                                                                     Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
                                                                          July 2,         July 4,         July 2,         July 4,
(In Thousands)                                                              2000            1999            2000            1999
                                                                     ------------    ------------    ------------    ------------
Operating Activities:
  Net income (loss)                                                   $(101,601)      $   3,884       $(103,176)      $   6,596
  Adjustments to reconcile net income (loss) to net cash
   flows from operating activities-
      Depreciation and amortization                                       6,106           4,873          11,907           9,494

      Amortization of deferred occupancy costs and other                    301             (48)            921             (16)

      Impairment and store closure charge                               101,540               -         101,540               -
      Equity in loss of unconsolidated affiliates                            24             176             226             339

      Loss on sale of investments                                         3,662               -           3,662               -

      Deferred income tax                                                   813               -             813               -

      Change in operating assets and liabilities-
         Accounts receivable and other                                       91           2,388           (880)             170

         Inventories                                                        417             770             464             901

         Prepaid expenses and other                                        (850)           (216)         (1,567)         (1,217)

         Accounts payable                                                 1,169          (2,519)         (1,654)         (2,740)

         Accrued liabilities                                                529           1,242           2,917           3,369

         Income taxes                                                    (5,871)          1,614          (4,886)          1,614
                                                                    -----------      ----------      ----------      ----------
           Net cash provided by operating activities                      6,330          12,164          10,287          18,510
                                                                    -----------      ----------      ----------      ----------

Investing Activities:
   Proceeds from sales of available-for-sale investments                 19,957           8,616          31,155          17,924

   Purchases of available-for-sale investments                             (315)        (13,754)        (10,188)        (18,304)

   Purchases of furniture, equipment and leasehold
      improvements, net of landlord reimbursements                       (9,705)        (12,682)        (22,711)        (23,453)

   Other                                                                   (391)            600            (458)            357
                                                                      ---------      ----------      ----------      ----------
           Net cash provided by (used in) investing activities            9,546         (17,220)         (2,202)        (23,476)
                                                                      ---------      ----------      ----------      ----------

Financing Activities:
  Proceeds from the sale of common stock and put options, net                71             241             236           1,038

  Repurchase of common stock                                             (1,385)         (2,007)         (4,650)         (2,936)

  Tenant allowances collected                                              (384)          2,300             674           4,348
                                                                      ---------       ---------       ---------       ---------
           Net cash provided by (used in) financing activities           (1,698)            534          (3,740)          2,450
                                                                      ---------       ---------       ---------       ---------

Increase (Decrease) in Cash and Cash Equivalents                         14,178          (4,522)          4,345          (2,516)


Cash and Cash Equivalents, beginning of period                            1,647          18,869          11,480          16,863
                                                                      ---------       ---------       ---------       ---------

Cash and Cash Equivalents, end of period                              $  15,825       $  14,347       $  15,825       $  14,347
                                                                      =========       =========       =========       =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Income taxes                                                      $   1,212       $   2,091       $   1,224       $   2,103


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

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 2, 2000. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000

The preparation of the financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

(2)  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation and to improve comparability with other restaurant entities.

(3)  IMPAIRMENT AND STORE CLOSURE CHARGE

During the second quarter of 2000, Mall Unit same store sales continued to decline. As a result, the Company re-evaluated its future operating results for these Units. This re-evaluation led to the Company recording a $98.8 million charge relating to the impairment of long-lived assets of 22 Mall Units and a store closing charge of $2.7 million to exit the Company's Unit at the Aventura Mall in Miami, Florida. Projected cash flows for certain Mall Units was insufficient to justify the book value of the long-lived assets for these Units. An impairment was recognized as the future undiscounted cash flows or appraised values were estimated to be insufficient to recover the related carrying value of these long-lived assets. As a result, the carrying value of these assets were written down to their estimated fair values based on these criteria. The store closing charge represents landlord exit payment, tenant concession reimbursement, severance payments, legal and deconstruction costs related to the exit of the Aventura Unit.

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

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                                          Thirteen        Thirteen      Twenty-six     Twenty-six
                                                             Weeks           Weeks           Weeks          Weeks
                                                             Ended           Ended           Ended          Ended
                                                      July 2, 2000    July 4, 1999    July 2, 2000   July 4, 1999
                                                       -----------    ------------    ------------    -----------
Revenues:
   Restaurant sales                                          82.0 %          79.2 %          82.0 %         78.3 %
   Retail sales                                              17.3            19.5            17.2           20.3
   Licensing fees and royalties                                .7             1.3              .7            1.4
                                                       -----------    ------------    ------------    -----------
      Total revenues                                        100.0           100.0           100.0          100.0
                                                       ===========    ============    ============    ===========


Costs and Expenses:
   Food and beverage costs (1)                               23.9            23.6            23.8           23.4
   Cost of retail goods sold (2)                             49.9            44.7            49.0           47.2
   Restaurant operating expenses (1)                         61.0            55.9            61.9           56.7
   Retail operating expenses (2)                             37.7            30.7            38.7           30.5
   Impairment and store closure (3)                         149.1               -            78.8              -
   Depreciation and amortization (3)                          8.2             6.8             8.6            7.0
   Preopening expenses (3)                                    2.1             1.8             1.8            1.7
                                                       -----------    ------------    ------------    -----------
     Total costs and expenses (3)                           244.7            87.3           175.2           88.3
                                                       -----------    ------------    ------------    -----------
     Income (loss) from Unit Operations and Licensing      (143.0)           13.9           (73.9)          12.9
                                                       -----------    ------------    ------------    -----------


Other (Income) Expense:
   General, administrative and development                    6.6             6.1             6.6            6.1
   Interest Income                                            (.7)           (1.3)            (.8)          (1.4)
   Loss on sale of investments                                5.3               -             2.8              -
   Transaction costs                                           .2               -              .8              -
   Equity in loss of unconsolidated affiliates                  -              .3              .2             .3
                                                       -----------    ------------    ------------    -----------
      Total other (income) expense                           11.4             5.0             9.6            5.0
                                                       -----------    ------------    ------------    -----------


Income (Loss) before Income Taxes                          (154.4)            8.8           (83.5)           7.9
Provision for Income Taxes                                   (6.3)            3.1            (4.0)           2.7
                                                       -----------    ------------    ------------    -----------
Net Income (Loss)                                          (148.1) %          5.8 %         (79.5) %         5.2 %
                                                       ===========    ============    ============    ===========


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


TWENTY-SIX WEEKS ENDED JULY 2, 2000 COMPARED TO THE TWENTY-SIX WEEKS ENDED JULY 4, 1999.

REVENUES

Total revenues increased 2% to $129.8 million for the twenty-six week period ended July 2, 2000 from $127.3 million for the twenty-six weeks ended July 4, 1999. The increase in revenues is primarily due to the addition of five domestic Rainforest Cafe Units, which contributed $12.1 million for the first and second quarter of 2000. Also, four domestic Units which were only open for a portion of the first two quarters in 1999, compared to the full two quarters of 2000, had an increase in revenues of $5.1 million. The increase in revenues was offset by a decrease in sales of the comparable store sales base consisting of eighteen Units open more than 18 months. These Units experienced a decrease in sales of $13.1 million, or 12.6%, for the twenty-six weeks ended July 2, 2000 compared to the comparable period of 1999.

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

GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

General, administrative and development expenses increased 10% to $8.5 million for the twenty-six weeks ended July 2, 2000 compared to $7.7 million for the comparable period of 1999. The increase in general administrative and development expenses was due primarily to the increases in corporate employees and development of marketing and loyalty programs. General, administrative and development expenses as a percentage of revenues increased as a percentage of revenues from 6.1% for the twenty-six weeks ended July 4, 1999 to 6.6% for the same period in 2000.

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


LIQUIDITY AND CAPITAL RESOURCES

The following table represents a summary of the Company's key liquidity measurements for the twenty-six-weeks ended July 2, 2000 and the twenty-six weeks ended July 4, 1999:

(Dollar Amounts in Millions)                                          Period Ended
                                                            July 2, 2000        July 4, 1999
                                                            ------------        ------------
Cash and marketable securities on hand, end of period             $ 17.2              $ 44.0
Net working capital, end of period                                $ 23.4              $ 36.5
Current ratio, end of period                                    2.3 to 1            3.1 to 1
Long-term debt, end of period                                     $  - -              $  - -
Cash provided by operations                                       $ 10.3              $ 18.5
Capital expenditure                                               $ 22.7              $ 23.5

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

          o On April 3, 2000 the Company filed a report on Form 8-K announcing its projected sales for fiscal 2000. The report included, as exhibits, (i) the press release issued by Rainforest Cafe, Inc. announcing the projected sales for 2000.

          o On April 5, 2000 the Company filed a report on Form 8-K announcing that a leading independent proxy firm recommends vote for the proposed merger with Landry's Seafood Restaurants, Inc. The report included, as exhibits, (i) the press release issued by Rainforest Cafe, Inc. announcing that Institutional Shareholder Services recommends shareholders to vote for the proposed merger with Landry's Seafood Restaurants, Inc.

          o On April 18, 2000 the Company filed a report on Form 8-K announcing that it had postponed its vote on the merger with Landry's Seafood Restaurants, Inc. The report included, as exhibits, (i) the press release issued by Rainforest Cafe, Inc. announcing the Special Meeting for the shareholder vote on the proposed merger with Landry's Seafood Restaurants, Inc. had been postponed due to misinformation circulated by The State of Wisconsin Investment Board concerning the voting recommendation of the Institutional Shareholder Services.

          o On April 20, 2000 the Company filed a report on Form 8-K announcing that the deadline for shareholders to vote on the proposed merger with Landry's Seafood Restaurants, Inc. had been extended. The report included, as exhibits, (i) the press release issued by Rainforest Cafe, Inc. announcing that in connection with its postponement of the Special Meeting of shareholders, the deadline for shareholders to vote on the proposed merger with Landry's Seafood Restaurants, Inc. had been extended.

          o On April 27, 2000 the Company filed a report on Form 8-K terminating the Merger Agreement with Landry's Seafood Restaurants, Inc. The report included, as exhibits, (i) the Mutual Termination Agreement and (ii) the press release issued by Landry's Seafood Restaurants, Inc. and Rainforest Cafe, Inc. announcing the Mutual Termination Agreement.

          o On May 25, 2000 the Company filed a report on Form 8-K declaring a dividend of one preferred share purchase right per each outstanding share of Common Stock. The report included, as exhibits, (i) the Certificate of Designation of Series A Junior Participating Preferred Stock (ii) the Rights Agreement between Rainforest Cafe, Inc. and Norwest Bank Minnesota, National Association, as Rights Agent and (iii) the press release issued by Rainforest Cafe, Inc. announcing the Shareholder Rights Plan and the dividend of one Right per each outstanding share of Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RAINFOREST CAFE, INC.


Date:     August 15, 2000                    /s/  Lyle Berman
                                        ----------------------------------------
                                             Lyle Berman
                                             President


Date:     August 15, 2000                    /s/  Robert V. Hahn
                                        ----------------------------------------
                                             Robert V. Hahn
                                             Chief Financial Officer
                                             (Principal Financial Officer)