Form 10-Q
period 2000-10-01
RAINFOREST CAFE INC
filed 2000-11-13
CIK 924919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

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

          Number of shares of Common Stock, no par value outstanding as of November 13, 2000:
                                   22,831,088

                              RAINFOREST CAFE, INC.

                                     INDEX


PART I.       FINANCIAL INFORMATION                                  Page number
              Item 1.  Consolidated Financial Statements

                       Consolidated Balance Sheets as of
                       October 1, 2000 and January 2, 2000..........         2

                       Consolidated Statements of Operations for the
                       thirteen and Thirty-nine weeks ended
                       October 1, 2000 and thirteen and Thirty-nine
                       weeks ended October 3, 1999..................         3

                       Consolidated Statements of Cash Flows for the
                       thirteen and thirty-nine weeks ended
                       October 1, 2000 and thirteen and thirty-nine
                       weeks ended October 3, 1999..................         4

                       Condensed Notes to Consolidated Financial
                       Statements...................................         5

              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations...................................         6

PART II.      OTHER INFORMATION

              Item 1.  Legal Proceedings............................        16

              Item 6.  Exhibits and Reports on Form 8-K.............        16

              Signature Page........................................        17

                             RAINFOREST CAFE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                        October 1,    January 2,
(In Thousands)                                            2000          2000
                                                        ----------    ----------
                     ASSETS
Current Assets:
  Cash and cash equivalents                              $ 15,386      $ 11,480
  Restricted cash                                           2,574            --
  Marketable securities available-for-sale                     --        23,957
  Accounts receivable and other                             4,355         8,027
  Income tax receivable                                     4,898            --
  Inventories                                               9,672         9,043
  Deferred income taxes                                        --        10,198
  Note receivable from related party                        1,846         1,721
  Prepaid expenses and other                                1,469         2,986
                                                         --------      --------
      Total current assets                                 40,200        67,412

Property, Equipment and Leasehold Improvements, net       114,873       186,042

Other Assets                                                1,730         8,262
                                                         --------      --------
Total Assets                                             $156,803      $261,716
                                                         ========      ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                       $  3,213      $  4,397
  Accrued liabilities--
    Payroll and payroll taxes                               5,286         2,492
    Other                                                  10,935         7,282
                                                         --------      --------
      Total current liabilities                            19,434        14,171

Deferred Occupancy Costs                                   27,790        27,434

Deferred Income Taxes                                          --         9,385
                                                         --------      --------
      Total liabilities                                    47,224        50,990

  Minority Interest                                           360         1,168
  Put Options                                                  --         7,166
Commitments and Contingencies

Shareholders' Equity:
  Common stock, no par value, 50,000 shares authorized;
  22,831 and 24,237 issued and outstanding                172,851       171,321
  Retained earnings (accumulated deficit)                 (63,599)       33,137
  Cumulative other comprehensive loss                         (33)       (2,066)
                                                         --------      --------
      Total shareholders' equity                          109,219       202,392
                                                         --------      --------
Total Liabilities and Shareholders' Equity               $156,803      $261,716
                                                         ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                             RAINFOREST CAFE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Thirteen       Thirteen      Thirty-nine    Thirty-nine
                                                  Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                                                   October 1,     October 3,     October 1,     October 3,
(In Thousands, Except Per Share Data)                2000           1999           2000           1999
                                                  -----------    -----------    -----------    -----------
Revenues:
  Restaurant sales                                  $58,845        $58,070       $ 165,320      $157,688
  Retail sales                                       12,071         13,225          34,424        39,127
  Licensing fees and royalties                          488            910           1,441         2,687
                                                    -------        -------       ---------      --------
    Total revenues                                   71,404         72,205         201,185       199,502
                                                    -------        -------       ---------      --------
Costs and Expenses:
  Food and beverage costs                            13,775         13,752          39,069        37,045
  Cost of retail goods sold                           5,607          6,301          16,568        18,527
  Restaurant operating expenses                      34,238         32,123         100,143        88,481
  Retail operating expenses                           4,689          4,368          13,343        12,410
  Impairment and store closure                          351             --         101,891            --
  Depreciation and amortization                       3,048          4,963          14,086        13,804
  Preopening expenses                                   313          1,020           2,631         3,154
                                                    -------        -------       ---------      --------
    Total costs and expenses                         62,021         62,527         287,731       173,421
                                                    -------        -------       ---------      --------
    Income from Unit Operations and Licensing         9,383          9,678         (86,546)       26,081
                                                    -------        -------       ---------      --------
Other (Income) Expense:
  General, administrative and development expenses    3,111          4,288          11,628        12,010
  Interest income                                      (369)          (480)         (1,424)       (2,223)
  (Gain) loss on sale of investments                 (1,047)            --           2,615            --
  Write-off of development and transaction costs         --             --           1,099            --
  Equity in losses of unconsolidated subsidiaries     1,230            363           1,456           702
                                                    -------        -------       ---------      --------
    Total other (income) expense                      2,925          4,171          15,374        10,489
                                                    -------        -------       ---------      --------
Income (Loss) before Income Taxes                     6,458          5,507        (101,920)       15,592

Provision for Income Taxes                               --          1,927          (5,202)        5,416
                                                    -------        -------       ---------      --------
  Net Income (Loss)                                 $ 6,458        $ 3,580       $ (96,718)     $ 10,176
                                                    =======        =======       =========      ========
BASIC EARNINGS PER SHARE
Basic Earnings (Loss) Per Common Share:             $  0.29        $  0.15       $   (4.26)     $   0.41
                                                    =======        =======       =========      ========
Basic Weighted Average Shares Outstanding;           22,520         24,461          22,715        24,522
                                                    =======        =======       =========      ========
DILUTED EARNINGS PER SHARE
Diluted Earnings (Loss) Per Common Share:           $  0.28        $  0.14       $   (4.26)     $   0.41
                                                    =======        =======       =========      ========
Diluted Weighted Average Shares Outstanding:         22,920         24,789          22,715        24,865
                                                    =======        =======       =========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                             RAINFOREST CAFE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Thirteen         Thirteen        Thirty-nine      Thirty-nine
                                                            Weeks Ended       Weeks Ended      Weeks Ended      Weeks Ended
                                                             October 1,        October 3,       October 1,       October 3,
(In Thousands)                                                 2000              1999             2000             1999
                                                            ------------      ------------     -----------      -----------
Operating Activities:
  Net income (loss)                                              $  6,458          $  3,580         $(96,718)       $ 10,176
  Adjustments to reconcile net income (loss) to net
   cash flows from operating activities-
    Depreciation and amortization                                   3,260             5,234           15,167          14,233
    Amortization of deferred occupancy costs and other               (737)               49              184             528
    Impairment and store closure charge                               351                --          101,891              --
    Equity in loss of unconsolidated affiliates                     1,230                --            1,456              --
    Loss on sale of investments                                    (1,047)               --            2,615              --
    Deferred income tax                                                --                --              813              --
    Change in operating assets and liabilities--
      Accounts receivable and other                                 1,745            (3,902)             865           (3,393)
      Inventories                                                  (1,093)             (378)            (629)             523
      Prepaid expenses and other                                    1,061             1,195             (506)             (22)
      Accounts payable                                                470            (1,765)          (1,184)          (4,505)
      Accrued liabilities                                             929            (1,002)           3,846            2,367
      Income taxes                                                    (12)            3,323           (4,898)           4,937
                                                                 --------          --------         --------        ---------
        Net cash provided by operating activities                  12,615             6,334           22,902           24,844
                                                                 --------          --------         --------        ---------
Investing Activities:
  Proceeds from sales of available-for-sale investments             2,376             9,665           33,531           27,589
  Purchases of available-for-sale investments                          --            (9,323)         (10,188)         (27,627)
  (Increase) in cash restricted for outstanding letters
    of credit                                                      (2,574)               --           (2,574)              --
  Purchases of furniture, equipment and leasehold
   improvements,net of landlord reimbursements                    (11,703)          (11,242)         (34,414)         (34,695)
  Other                                                            (1,953)              454           (2,411)             811
                                                                 --------          --------         --------        ---------
        Net cash used in investing activities                     (13,854)          (10,446)         (16,056)         (33,922)
                                                                 --------          --------         --------        ---------
Financing Activities:
  Proceeds from the sale of common stock and put options, net          47               199              283            1,237
  Repurchase of common stock                                       (1,268)           (1,494)          (5,918)          (4,430)
  Tenant advances                                                   2,008             2,885            2,682            7,233
                                                                 --------          --------         --------        ---------
        Net cash provided by (used in) financing activities           787             1,590           (2,953)           4,040
                                                                 --------          --------         --------        ---------
Effect of exchange rate changes on cash and cash equivalents           13              (108)              13             (108)

Increase (Decrease) in Cash and Cash Equivalents                     (439)           (2,522)           3,906           (5,038)

Cash and Cash Equivalents, beginning of period                     15,825            14,347           11,480           16,863
                                                                 --------          --------         --------        ---------
Cash and Cash Equivalents, end of period                         $ 15,386          $ 11,717         $ 15,386        $  11,717
                                                                 ========          ========         ========        =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for--
    Income taxes                                                 $    71           $   308          $  1,295        $   2,411

The accompanying notes are an integral part of these consolidated financial statements.

                             RAINFOREST CAFE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 1, 2000
                                  (UNAUDITED)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include all accounts of Rainforest Cafe, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 2, 2000 (1999 fiscal year end). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000, in particular the declining trailing 12 month earnings before income tax, depreciation and amortization (EBITDA).

The preparation of the financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

(2)  CHANGE IN CONTROL OF RAINFOREST CAFE

On October 28, 2000, Landry's Seafood Restaurants, Inc., a Delaware corporation ("Parent"), through LSR Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent ("Purchaser"), accepted for purchase 12,454,011 shares of the common stock, no par value (the "Shares"), of the Company, that had been validly tendered and not withdrawn pursuant to Purchaser's tender offer for all of the outstanding Shares at $3.25 per Share, net to the tendering shareholder in cash (the "Offer"). The Offer was made pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of September 26, 2000 by and among the Company, Parent and Purchaser, which provides for, among other things, the making of the Offer by Purchaser and, following the consummation of the Offer, the merger of Purchaser with and into the Company (the "Merger"), with the Company as the surviving corporation in the Merger and a wholly owned subsidiary of Parent.

The Shares purchased pursuant to the Offer, together with 1,030,800 Shares already owned by Parent, constitute approximately 59.1% of the Shares issued and outstanding. The aggregate purchase price for the Shares purchased pursuant to the Offer was approximately $40.5 million. Purchaser obtained all funds needed for such purchase through a capital contribution from Parent. Parent obtained such funds from an existing bank credit facility. Such credit facility is described in Section 9 ("Source and Amount of Funds") of the Purchasers Offer to purchase dated September 29, 2000, as amended (the "Purchasers Offer"). The Shares will be pledged under the Parent's credit facility to secure borrowings thereunder.

Pursuant to the Merger Agreement, Parent was entitled, upon purchase of and payment of Shares under the Offer, to designate such number of directors to the Board of Directors of the Company as would give Parent representation proportionate to its ownership interest. Pursuant thereto, Messrs. Lyle Berman, Steven Schussler, Ercument Ucan and Kenneth Brimmer have resigned from their positions on the Rainforest Board and Messrs. Tilman J. Fertitta, Steven L. Scheinthal, and Paul S. West have been appointed to the Rainforest Board to fill three of the vacancies created by the resignations. Mr. Fertitta has also been appointed as Chairman, President and Chief Executive Officer of Rainforest. The Company's Board of Directors intends to appoint certain additional new officers of the Company.

(3)  IMPAIRMENT AND STORE CLOSURE CHARGE

During the second quarter of 2000, same store sales of Company restaurants continued to decline. As a result, the Company re-evaluated the future operating results and in particular, its Mall locations. This re-evaluation led to the Company recording a $98.8 million charge in the second quarter of 2000 relating to the impairment of long-lived assets of 22 mall units and a store closing charge of $2.7 million to exit a unit. An additional $351,000 charge was recorded during the third quarter to close a second Unit. Projected future cash flows for many Mall Units were insufficient to justify the book value of the long-lived assets for these Units, and as a result, an impairment was recognized as the future undiscounted cash flows or appraised values were estimated to be insufficient to recover the related carrying value of these long-lived assets. The carrying value of these specific assets, primarily Mall Units, were written down based on these criteria. The store closing charge represents landlord exit payment, tenant concession reimbursement, severance payments, legal and removal of improvements costs.

(4)  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, founded in February 1994, owns, operates, and licenses themed restaurant/retail facilities (each a "Unit") under the name "Rainforest Cafe(R)- A Wild Place to Shop and Eat(R)." As of November 7, 2000, the Company owned and operated 28 Units in the United States and licensed twelve Units outside of the United States. Units vary in size. The Company's revenue consists primarily of sales from its restaurant and retail operations that are combined within each of the Units.

New Units enter the comparable sales base at the beginning of the nineteenth
month of operation.   New Units that are not in the comparable sales base (i.e.,
Units open less than eighteen months) generally have a much greater initial sales decline rate than stores within the comparable sales base.

In addition to operations in the United States, the Company has pursued international growth opportunities through licensing arrangements. The Company has entered into nine exclusive license agreements to develop Units in the United Kingdom and Ireland, Mexico, Canada, France, and certain cities and countries in Asia.

These agreements have royalties ranging from 3% to 10% of Unit sales. However, as a result of deteriorating results in certain international Units, some agreements have been modified to lower or suspend royalties. Certain agreements, such as the agreement relating to the United Kingdom and Ireland, have allowed the Company to become an equity participant of 20%-50% of each Unit developed. The agreement for Canadian development is a 50/50 joint venture with the Elephant and Castle Group located in Vancouver, Canada. In addition, during the third quarter of 1999, the Company purchased a 75% equity interest in Yorkdale Rainforest Restaurant, Inc. (a Canadian federal corporation) which owns 100% of the Unit in the Yorkdale Shopping Centre located in North York, Ontario, Canada. Elephant and Castle is the owner of the 25% minority interest in Yorkdale Rainforest Restaurant, Inc. The results of this entity are consolidated with the Company's other wholly-owned and majority owned subsidiaries. Sales from this Unit experienced comparable decreases similar to those of the Company's domestic Mall Units. The Agreement with Jungle Investments Limited (JIL) to develop Hong Kong, Macau, Taiwan and Shanghai allowed the Company to purchase 20% equity in JIL as well as 20% equity in the Unit opened in Hong Kong. International activities and new agreements have been reduced.

Components of operating expenses include operating payroll and fringe benefits costs, occupancy costs, maintenance costs, and advertising and promotion costs. Historically when a new Unit opens, it incurs higher than normal levels of sales, labor and food costs.

General, administrative and development expenses include all corporate and administrative functions that serve to support existing operations and provide an infrastructure to support future growth. Corporate management, supervisory and staff salaries, employee benefits, travel, information systems, finance, marketing, rent and office expenses are primary items of cost in this category.

The Company uses a 52- or 53- week fiscal year ending on the Sunday nearest December 31. The Company will adopt a calendar financial reporting schedule upon the completion of the Merger with Purchaser.

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                                     Third Quarter           Year To Date
                                             -------------------------  --------------------------
                                              Thirteen    Thirteen      Thirty-nine   Thirty-nine
                                                Weeks       Weeks          Weeks         Weeks
                                                Ended       Ended          Ended         Ended
                                              October 1,  October 3,    October 1,     October 3,
                                                2000         1999          2000           1999
                                            ------------  ------------  -----------   ------------
Revenues:
   Restaurant sales                             82.4%        80.4%         82.2%          79.0%
   Retail sales                                 16.9         18.3          17.1           19.6
   Licensing fees and royalties                   .7          1.3            .7            1.3
                                               -----        -----         -----          -----
      Total revenues                           100.0        100.0         100.0          100.0
                                               =====        =====         =====          =====
Costs and Expenses:
   Food and beverage costs (1)                  23.4         23.7          23.6           23.5
   Cost of retail goods sold (2)                46.5         47.6          48.1           47.4
   Restaurant operating expenses (1)            58.2         55.3          60.6           56.1
   Retail operating expenses (2)                38.8         33.0          38.8           31.7
   Impairment and store closure (3)               .5           --          51.0             --
   Depreciation and amortization (3)             4.3          7.0           7.1            7.0
   Preopening expenses (3)                        .4          1.4           1.3            1.6
                                               -----        -----         -----          -----
      Total costs and expenses (3)              87.5         87.7         144.0           88.1
                                               -----        -----         -----          -----
      Income (loss) from Unit Operations
        and Licensing                           13.1         13.4         (43.0)          13.1
                                               -----        ------        -----          -----
Other (Income) Expense:
   General, administrative and development       4.4          5.9           5.8            6.0
   Interest income                               (.5)         (.7)          (.7)          (1.1)
   (Gain) loss on sale of investments           (1.5)          --           1.3             --
   Transaction costs                              --           --            .5             --
   Equity in loss of unconsolidated
     affiliates                                  1.7           .5            .7             .4
                                               -----        -----         -----          -----
      Total other (income) expense               4.1          5.8           7.6            5.3
                                              ------        -----         -----          -----

Income (Loss) before Income Taxes                9.0          7.6         (50.7)           7.8

Provision (Benefit) for Income Taxes              --          2.7          (2.6)           2.7
                                              ------        -----         -----          -----
Net Income (Loss)                                9.0%         5.0%        (48.1)%          5.1%
                                              ======        =====         =====          =====

------------------
(1) Percentage of restaurant sales
(2) Percentage of retail sales
(3) Percentage of restaurant and retail sales

THIRTEEN WEEKS ENDED OCTOBER 1, 2000 COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 3, 1999.

REVENUES

Total revenues decreased 1.0% to $71.4 million for the thirteen week period ended October 1, 2000 from $72.2 million for the thirteen weeks ended October 3, 1999. The decrease in revenues was due to a decrease in sales of all Units open more than twelve months. The comparable store sales base, consisting of only twenty-one Units open more than 18 months, experienced a decrease in sales of $8.0 million, or 13.4%, for the third quarter of 2000 compared to the third quarter of 1999. The decrease was partially offset by the addition of five domestic Rainforest Cafe Units. The Company's experience to date indicates that a Unit's revenues are likely to decrease on a comparable basis after the first year of operations.

Comparable store sales for the Company's Mall and Icon Units declined 17.8% and 7.3%, respectively, for the quarter ended October 1, 2000. Due to the continued decline in Mall Unit comparable sales, the Company is no longer planning expansion in shopping malls, and due to overall Company performance, only one more Company owned Unit opening is planned. All future expansion, if any, will be at tourist locations and will be larger Icon Units such as the Unit planned for Disneyland Resorts in Anaheim, California. The Company is currently reviewing all of its options at some of its under-performing Mall Units, which will include additional Unit closures.

Restaurant sales as a percentage of total revenue increased from 80.4% for the third quarter of 1999 to 82.4% for the comparable period in 2000. The increase in the percentage of restaurant sales in the third quarter of 2000 is primarily due to the comparable retail sales for the quarter declining 21.1%, while restaurant comparable third quarter sales declined 11.5% for a combined decline of 13.4%.

Licensing fees and royalties decreased $422,000, or 46.4%, for the thirteen weeks ended October 1, 2000 compared to the comparable period in 1999.
Licensing fees and royalties decreased as a percentage of revenue to 0.7% for the thirteen weeks ended October 1, 2000 compared to 1.3% for the same period in
1999.   The decrease was due to a continued decline in International Unit sales.
In addition, certain royalty arrangements were amended to lower or suspend the royalty amounts for certain International Units.

COST OF FOOD, BEVERAGE AND RETAIL MERCHANDISE

Food and beverage costs were $13.8 million for both the third quarter of 2000 and 1999. Food and beverage costs decreased slightly as a percentage of restaurant sales from 23.7% in the third quarter of 1999 to 23.4% for the comparable period in 2000.

Cost of retail goods sold decreased 11.0% to $5.6 million for the third quarter of 2000 compared to $6.3 million for the third quarter of 1999. The decrease in cost of retail goods sold was primarily due to an even larger decrease in retail sales. Cost of retail goods sold decreased as a percentage of retail sales from 47.6% in the third quarter of 1999 to 46.5% for the comparable period in 2000. The decrease was due to timing differences of permanent markdowns. The Company took permanent markdowns during the second quarter of 2000 while these seasonal markdowns were taken in the third quarter of 1999.

UNIT OPERATING EXPENSES

Restaurant operating expenses increased 6.6% and retail operating expenses increased 7.3% from the third quarter of 1999 to the comparable period in 2000. These increases in restaurant and retail expenses were primarily due to Unit expansion.

Restaurant operating expenses increased as a percentage of restaurant sales from 55.3% in the third quarter of 1999 to 58.2% in the third quarter of 2000. The increase in restaurant operating expenses as a percentage of restaurant sales is primarily due to declining comparable Unit sales and, as a result, diminishing utilization of fixed management salaries and other fixed costs at the individual Units.

Retail operating expenses as a percentage of retail sales increased from 33.0% in the third quarter of 1999 to 38.8% in the third quarter of 2000. The increase in retail operating expenses in the third quarter of 2000 as a percentage of retail sales is due to the same factors that affected restaurant expenses as noted above.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased 38.6% to $3.0 million in the third quarter of 2000 compared to $5.0 million for the comparable period in 1999. The decrease in depreciation and amortization was due to the $98.8 million charge recorded in the second quarter and resulting reduction in depreciable asset balances. For primarily the same reason, depreciation and amortization as a percentage of restaurant and retail sales decreased to 4.3% for the third quarter of 2000 from 7.0% for the same period in 1999.

IMPAIRMENT AND STORE CLOSURE

The Company recorded an additional $351,000 store closure charge during the third quarter of 2000 for the closing of a Unit. The costs relate to severance payments, removal of improvements costs and other related exit costs.

PREOPENING EXPENSES

Preopening expenses decreased 69.3% from $1.0 million in the third quarter of
1999 to $313,000 in the same period of 2000.   Preopening expenses decreased as
a percentage of restaurant and retail sales from 1.4% for the third quarter of 1999 to 0.4% for the third quarter of 2000. The decrease as a percentage of sales for the third quarter is primarily due to no new actual or planned Unit openings in the third and fourth quarter of 2000 (the Unit at Disneyland Resort in Anaheim, California -- opens first quarter 2001) compared with two new Unit openings for the comparable period in 1999.

GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

General, administrative and development expenses decreased 27.4% to $3.1 million for the third quarter of 2000 compared to $4.3 million for the comparable period of 1999. The decrease in general administrative and development expenses was due primarily to a decrease in the number of corporate employees, due largely to voluntary terminations, and discontinuing the corporate management bonus at the beginning of the quarter. General, administrative and development expenses as a percentage of revenues decreased to 4.4% in the third quarter of 2000 from 5.9% for the same period in 1999.

INTEREST INCOME

Interest income was $369,000 and $480,000 for the third quarter of 2000 and 1999, respectively.

GAIN ON SALE OF INVESTMENTS

During the third quarter of 2000, the Company sold a convertible bond for an approximate $1.0 million gain.

EQUITY IN LOSSES OF UNCONSOLIDATED SUBSIDIARIES

Equity losses of unconsolidated subsidiaries was $1.2 million for the quarter ended October 1, 2000 compared to equity losses of $363,000 for the same period in 1999. The larger current quarter loss primarily represents closing costs and additional International writedowns. An International Unit was closed on October 1, 2000. The Company owned 49% of this Unit.

INCOME TAXES

The effective tax provision for third quarter 2000 was nil, compared to $1.9 million, or an effective tax rate of 35% for the same quarter in 1999. There is no current or deferred tax expense for the current quarter due to the financial writedown recorded during the second quarter of 2000. The full tax benefits of the second quarter net operating loss carryforward have not previously been recorded. Realization of future tax benefits by recognizing a deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion and since future taxable income is uncertain, the Company has fully reserved any deferred tax asset. Any income tax associated with taxable income, such as that in the current quarter, is charged to reductions in the valuation allowance allowing the current tax provision to be nil.

If the historical tax provision of 35%, that was used for the third quarter of 1999, was applied to current third quarter income before taxes, a tax provision of approximately $2.3 million would have been recorded. This would have reduced third quarter 2000 diluted earnings per share by $0.10.

THIRTY-NINE WEEKS ENDED OCTOBER 1, 2000 COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 3, 1999.

REVENUES

Total revenues increased 1.0% to $201.2 million for the thirty-nine week period ended October 1, 2000 from $199.5 million for the thirty-nine weeks ended October 3, 1999. The increase in revenues is primarily due to the addition of five domestic Rainforest Cafe Units. The increase in revenues was offset by a decrease in sales of the comparable store sales base consisting of twenty-one Units open more than 18 months. These Units experienced a decrease in sales of $21.1 million, or 12.9%, for the thirty-nine weeks ended October 1, 2000 compared to the comparable period of 1999.

Restaurant sales as a percentage of total revenue increased from 79.0% for the thirty-nine weeks ended October 3, 1999 to 82.2% for the comparable period in 2000. The increase in the percentage of restaurant sales in the first thirty-nine weeks in 2000 is primarily due to the comparable retail sales declining 21.8%, while restaurant comparable thirty-nine week sales declined 10.5% for a combined decline of 12.9%.

Licensing fees and royalties decreased $1.2 million or 46.4%, for the thirty-nine weeks ended October 1, 2000 compared to the comparable period in 1999. Licensing fees and royalties decreased as a percentage of revenue to 0.7% for the thirty-nine weeks ended October 1, 2000 compared to 1.3% for the same period in 1999. The decrease was due to a continued decline in International Unit sales as well as a decrease or suspension in royalty amounts for certain International Units.

COST OF FOOD, BEVERAGE AND RETAIL MERCHANDISE

Food and beverage costs increased 5.5% to $39.1 million for the thirty-nine weeks ended October 1, 2000 compared to $37.0 million for the comparable period of 1999. The increase in food and beverage costs was primarily due to Unit expansion. Food and beverage costs increased slightly as a percentage of restaurant sales from 23.5% for the thirty-nine weeks ended October 3, 1999 to 23.6% for the comparable period in 2000.

Cost of retail goods sold decreased 10.6% to $16.6 million for the thirty-nine weeks ended October 1, 2000 from $18.5 million for the comparable period of 1999. The decrease in cost of retail goods sold was primarily due to an even larger decrease in comparable retail sales. Cost of retail goods sold increased as a percentage of retail sales from 47.4% in the thirty-nine week period ended October 3, 1999 to 48.1% for the comparable period in 2000. The increase in cost of retail goods sold as a percentage of retail sales was primarily due to an increase in retail discounts for the thirty-nine weeks ended October 1, 2000 compared to the comparable period in 1999.

UNIT OPERATING EXPENSES

Restaurant and retail operating expenses increased 13.2% and 7.5%, respectively, from the thirty-nine weeks ended October 3, 1999 to the comparable period in 2000, primarily due to Unit expansion.

Restaurant operating expenses increased as a percentage of restaurant sales from 56.1% in the thirty-nine weeks ended October 3, 1999 to 60.6% for the comparable period of 2000. The increase in restaurant operating expenses as a percentage of restaurant sales is primarily due to declining comparable Unit sales and as a result, diminishing utilization of fixed Unit costs such as occupancy and management salaries. Retail operating expenses as a percentage of retail sales increased from 31.7% in the thirty-nine weeks ended October 3, 1999 to 38.8% for the thirty-nine weeks ended October 1, 2000. The increase in retail operating expenses as a percentage of retail sales is primarily due to the same factors that affected restaurant expenses as noted above.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 2% to $14.1 million in the thirty-nine weeks ended October 1, 2000 compared to $13.8 million for the comparable period in 1999. The increase in depreciation and amortization was primarily due to Unit expansion offset by reduced depreciation in the third quarter due to the $98.8 million writedown of fixed assets in the second quarter of 2000 resulting in a reduction of depreciable asset balances. Depreciation and amortization as a percentage of sales increased slightly to 7.1% for the thirty-nine weeks ended October 1, 2000 from 7.0% for the same period in 1999

IMPAIRMENT AND STORE CLOSURE

The Company took a $101.5 million asset impairment and store closing charge during the second quarter of 2000 and an additional $351,000 store closing charge during the third quarter of 2000.

PREOPENING EXPENSES

Preopening expenses decreased 16.6% from $3.2 million in the thirty-nine weeks
ended October 3, 1999 to $2.6 million in the same period of 2000.   Preopening
expenses as a percentage of restaurant and retail sales decreased to 1.3% for the thirty-nine weeks ended October 1, 2000 from 1.6% for the same period in 1999. The decrease in these expenses as a percentage of sales is due to opening only four new units in 2000 compared to six new units in 1999.

GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

General, administrative and development expenses decreased 3.2% to $11.6 million for the thirty-nine weeks ended October 1, 2000 compared to $12.0 million for the comparable period of 1999. The decrease in general administrative and development expenses was due primarily to a decrease in the number of corporate employees, due largely to voluntary terminations. General, administrative and development expenses as a percentage of revenues decreased as a percentage of revenues from 6.0% for the thirty-nine weeks ended October 3, 1999 to 5.8% for the same period in 2000.

INTEREST INCOME

Interest income was $1.4 million and $2.2 million for the thirty-nine weeks ended October 1, 2000 and the comparable period of 1999, respectively.

LOSS ON SALE OF INVESTMENTS

Loss on sales of investments was $2.6 million for the thirty-nine weeks ended October 1, 2000 compared to nil for the prior year thirty nine-weeks. During the second quarter of 2000, the Company sold most of its available-for-sale securities which resulted in a realized loss of $3.7 million and then sold its remaining investment during the third quarter of 2000 resulting in a gain of $1.0 million.

TRANSACTION COSTS

On February 9, 2000, the Company announced that it had entered into a merger agreement with Landry's Seafood Restaurants, Inc. On April 26, 2000, the two parties mutually agreed to terminate that original merger agreement. Costs associated with that proposed merger of $1.1 million were charged to operations during the thirty-nine weeks ended October 1, 2000.

INCOME TAXES

The effective tax benefit for the thirty-nine weeks ended October 1, 2000 was $5.2 million, or 5.1% of the loss before income taxes, compared to an income tax provision of $5.4 million, or an effective tax rate of 35% for the twenty-six weeks ended July 4, 1999. The income tax benefit represents amounts expected to be recovered from the prior two years income taxes paid based on the Company's expected taxable net operating loss for 2000. No additional benefit credit was recorded as a deferred tax asset valuation allowance was established due to the uncertainty of realizing certain tax credit and loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The following table represents a summary of the Company's key liquidity measurements for the thirty-nine-weeks ended October 1, 2000 and the thirty-nine weeks ended October 3, 1999:


(Dollar Amounts in Millions)                                          Period Ended
                                                           ---------------------------------
                                                           October 1, 2000   October 3, 1999
                                                           ---------------   ---------------
Cash and marketable securities on hand, end of period           $15.4             $44.0
Restricted cash                                                 $ 2.6             $---
Net working capital, end of period                              $20.8             $36.5
Current ratio, end of period                                   2.1 to 1          3.1 to 1
Long-term debt, end of period                                   $---              $---
Cash provided by operations                                     $22.9             $24.8
Capital expenditure                                             $34.4             $34.7

The Company generated cash flow from operating activities of $22.9 million for the thirty-nine weeks ended October 1, 2000 compared to $24.8 million for the thirty-nine weeks ended October 3, 1999. The Company believes that it will continue to generate cash from operating activities and earn interest income, both of which will be utilized for development of the Icon Unit at the Disneyland Resort in Anahiem, California, and near term working capital purposes.

During the thirty-nine weeks ended October 1, 2000, the Company generated nothing from the sale of put options compared to approximately $1.0 million for the comparable thirty-nine week period in 1999. At October 1, 2000, no put options were outstanding. The last assignment of 200,000 shares occurred during the third quarter of 2000.

For the thirty-nine weeks ended October 1, 2000, 1,202,000 shares of Common Stock were repurchased through put option assignments at a cost of $5.9 million compared with 640,300 shares repurchased through put option assignment and open market purchases in the same period of 1999 at a cost of $4.4 million.

The Company expects development costs for its Icon Unit at the Disneyland Resorts in Anaheim, California to be approximately $21 million, of which a portion had been incurred as of October 1, 2000. In addition, preopening costs are estimated to be approximately $1 million.

Restricted cash on the balance sheet of $2.6 million as of October 1, 2000, represents cash pledged as collateral on outstanding letters of credits related to retail inventory purchases. The pledging of cash is part of the new reduced $3.0 million financing agreement with its Bank, which became effective during the current quarter. The prior year's credit agreement was $6.0 million and did not require pledging of cash for outstanding loan balances or letters of credit.

The Company contemplates that the development and opening of the Icon Unit at the Disneyland Resort in Anahiem, California will be financed with existing cash on hand and cash flow from operations. The Company may require additional equity or debt financing, if available, for expansion beyond 2000, if the merger with Landry's is not consumated.

Future minimum rental payments (including the Disneyland Resort Unit which is not yet open and excluding all landlord common area maintenance and percentage rent) are as follows for the calendar year 2001 and thereafter (in thousands):


     2001                  $ 18,211
     2002                    19,208
     2003                    19,345
     2004                    19,284
     Thereafter              72,930
                           --------
     Total                 $148,978
                           ========


QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

As a result of the substantial revenues associated with each new Unit, the timing of new Unit openings may result in significant fluctuations in quarterly results. The Mall Units may also have higher fourth quarter revenues compared to the first two quarters as a result of seasonal traffic increases at mall locations including seasonally stronger retail sales. Units at entertainment centers or Disney theme parks may show fluctuations in accordance with any overall seasonality at these locations.

The primary inflationary factors affecting the Company's operations include food, beverage and labor costs. Units in higher cost labor markets may experience lower operating margins than Units located in lower cost labor markets. The Company is opening its fourth Unit in California and with increases in the minimum wage rates for that state and with a larger presence there, overall labor costs are expected to increase. In addition, the Company's leases require the Company to pay costs that are subject to inflationary increases, such as base rent, taxes, maintenance, repairs and utilities. The Company believes low inflation rates have contributed to relatively stable costs. There is no assurance, however, that low inflation rates will continue.


FORWARD-LOOKING DISCLOSURE

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for future expansion, Merger with Purchaser, unit closures and other business development activities as well as other capital spending, financial sources and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, including delays in opening new Units, acceptance of the Rainforest Cafe concept, the quality of the Company's restaurant and retail operations, dependence on discretionary consumer spending, the Company's failure to defend its intellectual property rights, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

The Company is a defendant from time to time in routine lawsuits incidental to its business, which individually and in the aggregate, are not expected to have any material adverse effect on the Company.


     Item 6. Exhibits and Reports on Form 8-K

A.   Exhibits:

     10.1 First Amended and Restated Credit Agreement ("Credit Agreement"), dated as of June 28, 2000, by and among Landry's, Bank of America, N.A. as Administrative Agent, and the other financial institutions thereto, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, The Bank of Nova Scotia, as Syndication Agent, Fleet National Bank, as Documentation Agent, and Guaranty Federal Bank, F.S.B., as co-Agent (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of Landry's Seafood Restaurants, Inc., filed with the SEC on July 13, 2000)

     10.2 Term Sheet relating to the Credit Agreement (incorporated herein by reference to Exhibit (b)(2) to the Tender Offer Statement on Schedule TO filed by Landry's Seafood Restaurants, Inc. and LSR Acquisition Corp. with the SEC on September 29, 2000)

     27.1  Financial Data Schedule

B.   Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended October 1, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             RAINFOREST CAFE, INC.


Date: November 13, 2000                              /s/  Robert V. Hahn
                                             ---------------------------------
                                                        Robert V. Hahn
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)