Form 10-Q/A
period 2000-10-01
RAINFOREST CAFE INC
filed 2000-11-14
CIK 924919

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

                             RAINFOREST CAFE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Thirteen         Thirteen        Thirty-nine      Thirty-nine
                                                            Weeks Ended       Weeks Ended      Weeks Ended      Weeks Ended
                                                             October 1,        October 3,       October 1,       October 3,
(In Thousands)                                                 2000              1999             2000             1999
                                                            ------------      ------------     -----------      -----------
Operating Activities:
  Net income (loss)                                              $  6,458          $  3,580         $(96,718)       $ 10,176
  Adjustments to reconcile net income (loss) to net
   cash flows from operating activities-
    Depreciation and amortization                                   3,260             5,234           15,167          14,233
    Amortization of deferred occupancy costs and other               (737)               49              184             528
    Impairment and store closure charge                               351                --          101,891              --
    Equity in loss of unconsolidated affiliates                     1,230                --            1,456              --
    Loss on sale of investments                                    (1,047)               --            2,615              --
    Deferred income tax                                                --                --              813              --
    Change in operating assets and liabilities--
      Accounts receivable and other                                 1,745            (3,902)             865           (3,393)
      Inventories                                                  (1,093)             (378)            (629)             523
      Prepaid expenses and other                                    1,061             1,195             (506)             (22)
      Accounts payable                                                470            (1,765)          (1,184)          (4,505)
      Accrued liabilities                                             929            (1,002)           3,846            2,367
      Income taxes                                                    (12)            3,323           (4,898)           4,937
                                                                 --------          --------         --------        ---------
        Net cash provided by operating activities                  12,615             6,334           22,902           24,844
                                                                 --------          --------         --------        ---------
Investing Activities:
  Proceeds from sales of available-for-sale investments             2,376             9,665           33,531           27,589
  Purchases of available-for-sale investments                          --            (9,323)         (10,188)         (27,627)
  (Increase) in cash restricted for outstanding letters
    of credit                                                      (2,574)               --           (2,574)              --
  Purchases of furniture, equipment and leasehold
   improvements,net of landlord reimbursements                    (11,703)          (11,242)         (34,414)         (34,695)
  Other                                                            (1,953)              454           (2,411)             811
                                                                 --------          --------         --------        ---------
        Net cash used in investing activities                     (13,854)          (10,446)         (16,056)         (33,922)
                                                                 --------          --------         --------        ---------
Financing Activities:
  Proceeds from the sale of common stock and put options, net          47               199              283            1,237
  Repurchase of common stock                                       (1,268)           (1,494)          (5,918)          (4,430)
  Tenant advances                                                   2,008             2,885            2,682            7,233
                                                                 --------          --------         --------        ---------
        Net cash provided by (used in) financing activities           787             1,590           (2,953)           4,040
                                                                 --------          --------         --------        ---------
Effect of exchange rate changes on cash and cash equivalents           13              (108)              13             (108)

Increase (Decrease) in Cash and Cash Equivalents                     (439)           (2,630)           3,906           (5,146)

Cash and Cash Equivalents, beginning of period                     15,825            14,347           11,480           16,863
                                                                 --------          --------         --------        ---------
Cash and Cash Equivalents, end of period                         $ 15,386          $ 11,717         $ 15,386        $  11,717
                                                                 ========          ========         ========        =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for--
    Income taxes                                                 $    71           $   308          $  1,295        $   2,411

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

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                                     Third Quarter           Year To Date
                                             -------------------------  --------------------------
                                              Thirteen    Thirteen      Thirty-nine   Thirty-nine
                                                Weeks       Weeks          Weeks         Weeks
                                                Ended       Ended          Ended         Ended
                                              October 1,  October 3,    October 1,     October 3,
                                                2000         1999          2000           1999
                                            ------------  ------------  -----------   ------------
Revenues:
   Restaurant sales                             82.4%        80.4%         82.2%          79.0%
   Retail sales                                 16.9         18.3          17.1           19.6
   Licensing fees and royalties                   .7          1.3            .7            1.3
                                               -----        -----         -----          -----
      Total revenues                           100.0        100.0         100.0          100.0
                                               =====        =====         =====          =====
Costs and Expenses:
   Food and beverage costs (1)                  23.4         23.7          23.6           23.5
   Cost of retail goods sold (2)                46.5         47.6          48.1           47.4
   Restaurant operating expenses (1)            58.2         55.3          60.6           56.1
   Retail operating expenses (2)                38.8         33.0          38.8           31.7
   Impairment and store closure (3)               .5           --          51.0             --
   Depreciation and amortization (3)             4.3          7.0           7.1            7.0
   Preopening expenses (3)                        .4          1.4           1.3            1.6
                                               -----        -----         -----          -----
      Total costs and expenses (3)              87.5         87.7         144.0           88.1
                                               -----        -----         -----          -----
      Income (loss) from Unit Operations
        and Licensing                           13.1         13.4         (43.0)          13.1
                                               -----        ------        -----          -----
Other (Income) Expense:
   General, administrative and development       4.4          5.9           5.8            6.0
   Interest income                               (.5)         (.7)          (.7)          (1.1)
   (Gain) loss on sale of investments           (1.5)          --           1.3             --
   Transaction costs                              --           --            .5             --
   Equity in loss of unconsolidated
     affiliates                                  1.7           .5            .7             .4
                                               -----        -----         -----          -----
      Total other (income) expense               4.1          5.7           7.6            5.3
                                              ------        -----         -----          -----

Income (Loss) before Income Taxes                9.0          7.7         (50.6)           7.8

Provision (Benefit) for Income Taxes              --          2.7          (2.6)           2.7
                                              ------        -----         -----          -----
Net Income (Loss)                                9.0%         5.0%        (48.0)%          5.1%
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

THIRTY-NINE WEEKS ENDED OCTOBER 1, 2000 COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 3, 1999.

REVENUES

Total revenues increased 0.8% to $201.2 million for the thirty-nine week period ended October 1, 2000 from $199.5 million for the thirty-nine weeks ended October 3, 1999. The increase in revenues is primarily due to the addition of five domestic Rainforest Cafe Units. The increase in revenues was offset by a decrease in sales of the comparable store sales base consisting of twenty-one Units open more than 18 months. These Units experienced a decrease in sales of $21.1 million, or 12.9%, for the thirty-nine weeks ended October 1, 2000 compared to the comparable period of 1999.

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